Form 10-K/A
period 2020-12-31
MedTech Acquisition Corp
filed 2021-06-28
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

MedTech Acquisition Corporation (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the financial statement as of December 22, 2020 in the accompanying financial statements included in this Amendment (collectively with our financial statements as of and for the year ended December 31, 2020, the “Original Financial Statements”).

Restatement Background

On April 12, 2021, the staff of the SEC released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition companies (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period-to-period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of our outstanding warrants issued in connection with our initial public offering on December 17, 2020, including the 4,933,333 private placement warrants and the 8,333,333 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (collectively, the “Warrants”). As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this valuation, Company management, together with the Audit Committee, determined, on June 1, 2021, that the Company’s (i) financial statements and other financial data as of and for the year ended December 31, 2020 included in the Company’s Original Filing and (ii) the financial statement included in the Company’s Current Report on Form 8-K, filed on December 23, 2020 (collectively, the “Affected Periods”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the Warrants as a liability, with subsequent changes in its estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements for the Affected Periods in this Amendment. All amounts in this Amendment affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, investments held in trust account, operating expenses or total operating, investing or financing cash flows.

The Company has not amended its Current Report on Form 8-K, filed on December 23, 2020. The financial information that has been previously filed or otherwise reported for this Affected Period is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Items Amended in this Amendment

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplemental Data

•	Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our Original Financial Statements (the “Restatement”). In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of $711,389, which consists of operating costs of $108,493, a change in fair value of warrant liabilities of $83,333 and transaction costs allocable to the warrants of $522,861 offset by interest income on investments held in the trust account of $3,298.

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

For the period from September 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $677,599. Net loss of $711,389 was primarily affected by interest earned on investments held in the trust account of $3,298, a non-cash charge derived from the change in the fair value of warrant liabilities of $83,333, transaction costs allocable to the warrants of $522,861 and changes in operating assets and liabilities, which used $569,984 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows. The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described in Note 2 to our consolidated financial statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

MEDTECH ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Medtech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Medtech Acquisition Corporation (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

June 22, 2021

MEDTECH ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020

(AS RESTATED)

ASSETS
Current assets
Cash	$1,334,998
Prepaid expenses	673,200
Total Current Assets	2,008,198

Cash and investments held in Trust Account	250,003,298
Total Assets	$252,011,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accrued expenses	$103,216

Warrant liability	14,642,666
Deferred underwriting fee payable	8,750,000
Total Liabilities	23,495,882

Commitments and contingencies

Class A common stock subject to possible redemption, 22,351,561 shares at $10.00 per share redemption value	223,515,610

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,648,439 shares issued and outstanding (excluding 22,351,561 shares subject to possible redemption)	265
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	5,710,503
Accumulated deficit	(711,389)
Total Stockholders’ Equity	5,000,004
Total Liabilities and Stockholders’ Equity	$252,011,496

The accompanying notes are an integral part of the financial statement.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

General and administrative expenses	$108,493
Loss from operations	(108,493)

Other income (expense):
Interest earned on investments held in Trust Account	3,298
Transaction costs allocable to warrants	(522,861)
Change in fair value of warrant liabilities	(83,333)
Other expense, net	(602,896)

Net loss	$(711,389)

Weighted average shares outstanding of Class A common stock	25,000,000
Basic and diluted income per share, Class A common stock	$—

Weighted average shares outstanding of Class B common stock	5,560,811
Basic and diluted net loss per share, Class B common stock	$(0.13)

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 11, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to the sponsor	—	—	6,325,000	633	24,367	—	25,000

Sale of 25,000,000 Units, net of underwriting discounts, offering expenses and fair value of the public warrant liability	25,000,000	2,500	—	—	227,275,503	—	227,278,003

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,924,000	—	1,924,000

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	—

Common stock subject to possible redemption	(22,351,561)	(2,235)	—	—	(223,513,375)	—	(223,515,610)

Net loss	—	—	—	—	—	(711,389)	(711,389)

Balance – December 31, 2020	2,648,439	$265	6,250,000	$625	$5,710,503	$(711,389)	$5,000,004

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(711,389)
Transaction costs allocated to warrants	522,861
Change in fair value of warrant liabilities	83,333
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	878
Interest earned on investments held in Trust Account	(3,298)
Changes in operating assets and liabilities:
Prepaid expenses	(673,200)
Accrued expenses	103,216
Net cash used in operating activities	(677,599)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,400,000
Repayment of promissory note – related party	(178,080)
Payment of offering costs	(234,323)
Net cash provided by financing activities	252,012,597

Net Change in Cash	1,334,998
Cash – Beginning of period	—
Cash – End of period	$1,334,998

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$223,702,310
Change in value of Class A common stock subject to possible redemption	$(186,700)
Offering costs paid through promissory note	$177,202
Deferred underwriting fee payable	$8,750,000

The accompanying notes are an integral part of the financial statements

MedTech Acquisition Corporation

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MedTech Acquisition Corporation (the “Company”) was incorporated in Delaware on September 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 17, 2020. On December 22, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,933,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to MedTech Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,400,000, which is described in Note 5.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 22, 2020 (audited)
Warrant Liability	$—	$14,559,333	$14,559,333
Total liabilities	8,750,000	14,559,333	23,309,333
Class A Common Stock Subject to Possible Redemption	238,261,640	(14,559,330)	223,702,310
Class A Common Stock	117	146	263
Additional Paid-in Capital	5,001,093	522,712	5,523,805
Accumulated Deficit	(1,827)	(522,861)	(524,687)
Stockholders’ Equity	5,000,008	(3)	5,000,005

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$14,642,666	$14,642,666
Total liabilities	8,853,216	14,642,666	23,495,882
Class A Common Stock Subject to Possible Redemption	238,158,270	(14,642,660)	223,515,610
Class A Common Stock	118	147	265
Additional Paid-in Capital	5,104,462	606,041	5,710,503
Accumulated Deficit	(105,195)	(606,194)	(711,389)
Stockholders’ Equity	5,000,010	(6)	5,000,004

Statement of Operations for period from September 11, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(105,195)	$(606,194)	$(711,389)
Transaction costs allocable to warrants	—	(522,861)	(522,861)
Change in fair value of warrant liabilities	—	(83,333)	(83,333)
Weighted average shares outstanding of Class B non-redeemable common stock	5,560,811	—	5,560,811
Basic and diluted net loss per share, Class B common stock	(0.02)	(0.11)	(0.13)

Statement of Cash Flows for period from September 11, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(105,195)	$(606,194)	$(711,389)
Transactions costs allocated to warrants	—	522,861	522,861
Change in fair value of warrant liabilities	—	83,333	83,333
Initial classification of Class A common stock subject to possible redemption	238,261,640	(14,559,330)	223,702,310
Change in value of Class A common stock subject to possible redemption	(103,370)	(83,330)	(186,700)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

MedTech Acquisition Corporation

Notes to Financial Statements

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,638,665 were charged to stockholders’ equity and $522,850 was charged to the statement of operations upon the completion of the Initial Public Offering.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Modified Black-Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

MedTech Acquisition Corporation

Notes to Financial Statements

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From September 11, 2020 (inception) Through December 31,
2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$3,298
Income and Franchise Tax	(3,298)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	25,000,000
Net Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Loss minus Net Earnings Allocated to Class A Common Stock
Net Loss	$(711,389)
Net Earnings	—
Net Loss	$(711.389)
Denominator: Weighted Average Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,560,811
Net Loss/Basic and Diluted Class B Common Stock	$(0.13)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 11).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows. The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,400,000) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

MedTech Acquisition Corporation

Notes to Financial Statements

NOTE 6 — RELATED PARTIES

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No amounts have been accrued or paid as of December 31, 2020.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 2,648,439 shares of Class A common stock issued and outstanding, excluding 22,351,561 shares of Class A common stock subject to possible redemption.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. As a result of the partial over-allotment exercised by the underwriters, 75,000 shares of Class B common stock were forfeited and no shares remain subject to forfeiture.

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

NOTE 9 — WARRANT LIABILITY

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

NOTE 10. INCOME TAX

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

MedTech Acquisition Corporation

Notes to Financial Statements

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Changes in fair value of warrant liabilities	(2.5)%
Transaction costs allocable to warrants	(15.4)%
Change in valuation allowance	(3.1)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 3/25/2021)	1	$250,002,375	$(12,605)	$249,989,770

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value

		December 31,
	Level	2020
Liabilities:
Warrant Liability – Public Warrants	3	$9,166,666
Warrant Liability – Private Placement Warrants	3	$5,476,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Placement Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	December 17, 2020 (Initial Measurement)	December 31, 2020
Stock price	$9.64	$10.13
Exercise price	$11.50	$11.50
Term (in years)	6.0	5.96
Volatility	19.1%	16.7%
Risk-free rate	0.52%	0.50%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 11, 2020 (inception)	$—	$—	$—
Initial measurement on December 22, 2020	5,476,000	9,083,333	14,559,333
Change in fair value	—	83,333	83,333
Fair value as of December 31, 2020	$5,476,000	$9,166,666	$14,642,666

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1***	Underwriting Agreement, dated December 17, 2020, by and between the Company and Raymond James & Associates, Inc. (3)
3.1***	Amended and Restated Certificate of Incorporation. (3)
3.2***	By Laws. (1)
4.1***	Specimen Unit Certificate. (2)
4.2***	Specimen Class A Common Stock Certificate. (2)
4.3***	Specimen Warrant Certificate. (2)
4.4***	Warrant Agreement, dated December 17, 2020, by and between the Company and Continental, as warrant agent. (3)
4.5***	Description of Registered Securities.
10.1***	Letter Agreement, dated December 17, 2020, by and among the Company, its officers and directors and the Sponsor. (3)
10.2***	Promissory Note, dated as of September 11, 2020 issued to the Sponsor. (1)
10.3***	Investment Management Trust Agreement, dated December 17, 2020, by and between the Company and Continental, as trustee. (3)
10.4***	Registration Rights Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.5***	Securities Subscription Agreement, dated September 11, 2020, by and between the Company and the Sponsor. (1)
10.6***	Private Placement Warrants Purchase Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.7***	Administrative Support Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.8***	Form of Indemnity Agreement. (2)
14.1***	Form of Code of Ethics. (2)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 30, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 9, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 23, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2021	MedTech Acquisition Corporation

	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher C. Dewey	Chief Executive Officer and Director	June 28, 2021
Christopher C. Dewey	(Principal Executive Officer)

/s/ David J. Matlin	Chief Financial Officer and Director	June 28, 2021
David J. Matlin	(Principal Financial and Accounting Officer)

/s/ Karim Karti	Chairman	June 28, 2021
Karim Karti

/s/ Maurice R. Ferré, MD	Director	June 28, 2021
Maurice R. Ferré, MD

/s/ Ivan Delevic	Director	June 28, 2021
Ivan Delevic

/s/ Martin Roche, MD	Director	June 28, 2021
Martin Roche, MD

/s/ Thierry Thaure	Director	June 28, 2021
Thierry Thaure

/s/ Manuel Aguero	Director	June 28, 2021
Manuel Aguero

/s/ David L. Treadwell	Director	June 28, 2021
David L. Treadwell