Form 10-Q
period 2021-06-30
MedTech Acquisition Corp
filed 2021-08-16
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS
Current assets
Cash	$642,944	$1,334,998
Prepaid expenses	524,136	673,200
Total Current Assets	1,167,080	2,008,198

Investments held in Trust Account	250,040,713	250,003,298
TOTAL ASSETS	$251,207,793	$252,011,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$354,014	$103,216

Warrant liability	13,581,333	14,642,666
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	22,685,347	23,495,882

Commitments and Contingencies

Class A common stock subject to possible redemption 22,352,243 and 22,351,560 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	223,522,440	223,515,604

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,647,757 and 2,648,440 shares issued and outstanding (excluding 22,352,243 and 22,351,560 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	265	265
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	5,703,673	5,710,509
Accumulated deficit	(704,557)	(711,389)
Total Stockholders’ Equity	5,000,006	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,207,793	$252,011,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021

General and administrative expenses	$783,925	$1,091,917
Loss from operations	(783,925)	(1,091,917)

Other income:
Interest earned on marketable securities held in Trust Account	2,792	37,416
Change in fair value of warrants	1,159,999	1,061,333
Total other income	1,162,791	1,098,749

Net income	$378,866	$6,832

Weighted average shares outstanding, redeemable Class A common stock	25,000,000	25,000,000

Basic and diluted earnings per share, redeemable Class A common stock	$0.00	$0.00

Weighted average shares outstanding, non-redeemable Class B common stock	6,250,000	6,250,000

Basic and diluted earnings per share, non-redeemable Class B common stock	$0.06	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	2,648,439	$265	6,250,000	$625	$5,710,503	$(711,389)	$5,000,004

Change in value of Class A common stock subject to possible redemption	37,203	4	—	—	372,030	—	372,034

Net loss	—	—	—	—	—	(372,034)	(372,034)

Balance — March 31, 2021	2,685,642	269	6,250,000	625	6,082,533	(1,083,423)	5,000,004

Change in value of Class A common stock subject to possible redemption	(37,885)	(4)	—	—	(378,860)	—	(378,864)

Net income	—	—	—	—	—	378,866	378,866

Balance – June 30, 2021	2,647,757	$265	6,250,000	$625	$5,703,673	$(704,557)	$5,000,006

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$6,832
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,061,333)
Interest earned on marketable securities held in Trust Account	(37,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	149,064
Accounts payable and accrued expenses	250,799
Net cash used in operating activities	(692,054)

Net Change in Cash	(692,054)
Cash - Beginning of period	1,334,998
Cash - End of period	$642,944

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$6,830

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MedTech Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on September 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, the Company had approximately $643,000 in its operating bank account and working capital of approximately $813,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021, as amended by the Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on June 28, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, the 22,352,243 and 22,351,560, respectively, shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 13,266,666 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The Company’s statement of operations includes a presentation of earnings per share for common shares subject to possible redemption in a manner similar to the two-class method of net income per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A common stock outstanding for the period. Net income per share, basic and diluted, for Class B common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$2,792	37,416
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(2,792)	(37,416)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$378,866	$6,832
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Income	$378,866	$6,832
Denominator: Weighted Average Class B Common Stock
Class B Common Stock, Basic and Diluted	6,250,000	6,250,000
Earnings/Basic and Diluted Class B Common Stock	$0.06	$0.00

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

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,400,000) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share , subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheet at June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,647,757 shares of Class A common stock issued and outstanding, excluding 22,352,243 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were 2,648,440 shares of Class A common stock issued and outstanding, excluding 22,351,560 shares of Class A common stock subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021 and December 31, 2020, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of   (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem for cash the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

As of June 30, 2021 and December 31, 2020, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2021, assets held in the Trust Account were comprised of $250,040,714 in money market fund invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $923 in cash and $250,002,375 in U.S. Treasury securities. During three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at December 31, 2020 are as follows:

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$250,040,714

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$250,002,375	$(12,605)	$249,989,770

		December 31,	June 30,
	Level	2020	2021
Liabilities:
Warrant Liability - Public Warrants	1	$9,166,666	$8,500,000
Warrant Liability - Private Placement Warrants	3	$5,476,000	$5,081,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the condensed statements of operations.

The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of June 30, 2021 were as follows:

Input
Market price of public shares	$9.70
Exercise Price	$11.50
Volatility	16.9%
Remaining term (in years)	5.25
Risk-free rate	0.91%

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table presents the changes in the level 3 fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$5,476,000
Change in fair value	98,666
Fair value as of March 31, 2021	5,574,666
Change in fair value	(493,333)
Fair value as of June 30, 2021	$5,081,333

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 12, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby, Merger Sub will merge with and into us, with us surviving as a wholly-owned subsidiary of Memic (the “Merger”). The Merger contemplates an implied enterprise valuation of Memic of $625,000,000 at the time of the signing of the Business Combination Agreement, in addition to the issuance of “price adjustment rights” to the Memic shareholders entitling such holders to additional Memic Ordinary Shares (as defined below) upon the achievement of certain milestones related to Memic’s post-closing trading price.

Pursuant to the Business Combination Agreement at the time the Merger becomes effective (the “Effective Time”), among other things:

●	the shares of our Class A common stock, par value $0.0001 per share (the “SPAC Class A Stock”) and the Public Warrants, which, immediately prior to the Effective Time, will be automatically separated, if not already separated prior to such time, and the holder thereof will be deemed to hold one share of SPAC Class A Stock and one-third of one Public Warrant;
●	each share of our Class B common stock, par value of $0.0001 (the “SPAC Class B Stock”) and SPAC Class A Stock issued and outstanding immediately prior to the Effective Time (after giving effect to any redemptions by our public stockholders) will be converted into and will for all purposes represent only the right to receive one ordinary share, NIS 0.01 par value per share, of Memic (“Memic Ordinary Shares”);
●	each Public Warrant and each Private Placement Warrants to purchase one share of SPAC Class A Stock issued to our Sponsor that is outstanding unexercised immediately prior to the Effective Time will be converted into and become a warrant to purchase one Memic Ordinary Share; and
●	each pre-closing shareholder of Memic will receive price adjustment rights entitling such holders to receive additional Memic Ordinary Shares upon the achievement of certain milestones related to Memic’s post-closing trading price; the maximum number of Memic Ordinary Shares issuable pursuant to such price adjustment rights equals seventeen percent (17%) of the sum of (i) the number of outstanding Memic Ordinary Shares as calculated immediately after the closing of the Merger, (ii) the number of Memic Ordinary Shares issuable upon exercise of outstanding options that are vested and exercisable as of the Merger, and (iii) the number of Memic Ordinary Shares issuable upon exercise of Memic’s warrants that were issued and outstanding immediately prior the Merger, as ultimately determined after the consummation of the Merger).

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, our Sponsor, and each of our officers and each of the members of our board of directors (each an “Insider” and collectively, the “Insiders” and, together with our Sponsor, the “Sponsor Group”), entered into and delivered to Memic a letter agreement (the “Sponsor Letter Agreement”) by which the Sponsor Group agreed to, among other things, (i) vote all shares of SPAC Class B Stock and all shares of SPAC Class A Stock beneficially owned by him, her or it in favor of the Merger and each other proposal related to the Merger included on the agenda for the special meeting of stockholders relating to the Merger; (ii) when such meeting of stockholders is held, appear at such meeting or otherwise cause the SPAC Class B Stock or SPAC Class A Stock beneficially owned by him, her or it to be counted as present thereat for the purpose of establishing a quorum; and (iii) vote all SPAC Class B Stock and SPAC Class A Stock Shares beneficially owned by him, her or it against any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of us under the Business Combination Agreement or result in a breach of any covenant or other obligation or agreement of our Sponsor or any Insider contained in the Sponsor Letter Agreement.

Concurrently with the execution and delivery of the Business Combination Agreement, certain Memic shareholders (each, a “Voting Party” and together, the “Voting Parties”) entered into voting agreements (the “Voting Agreements”) with us. Under the Voting Agreements, each Voting Party agreed to, among other things, (i) whether at a special meeting of Memic’s shareholders or by action by written consent, vote all of their shares of Memic capital stock beneficially owned or held by such Voting Party (as applicable, and together, the “Voting Shares”) in favor of adoption of the Business Combination Agreement, the Merger and related transactions contemplated by the Business Combination Agreement, and (ii) vote against any action or proposal (A) concerning any alternative to the proposed Merger and (B) that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of Memic under the Business Combination Agreement that would result in the failure of any conditions to closing set forth therein to be satisfied. In addition, the Voting Agreements require each Voting Party to provide a proxy to appoint Memic, or any designee of Memic to vote such Voting Party’s shares (or act by written consent in respect of such shares) accordingly.

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Business Combination, our Sponsor, and certain shareholders of Memic (collectively, with our Sponsor, the “Shareholder Parties”) entered into and delivered a Confidentiality and Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Shareholder Parties have agreed not to transfer any Memic Ordinary Shares held by them until the one year anniversary of the Effective Time, subject to early release if the stock price of the Memic Ordinary Shares is greater than or equal to $12.00 for any 20 trading days within any period of 30 consecutive trading days (as further described therein, and which will apply starting on the 150-day anniversary of the Effective Date), subject to certain permitted transfers (provided that such permitted transferees agree to be bound by the same transfer restrictions set forth in the Lock-Up Agreement).

As a condition to closing the Business Combination Agreement, Memic, our Sponsor and certain Memic equityholders (collectively with the our Sponsor, the “Memic Holders”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) that will become effective concurrently with the Merger, pursuant to which Memic agreed to file a shelf registration statement, by no later than ninety (90) business days after the closing date to register the resale of the Memic Ordinary Shares and warrants to purchase Memic Ordinary shares . The Registration Rights Agreement also provides the Memic Holders with (i) piggyback registration rights and (ii) three demand rights in any twelve-month period for an underwritten shelf takedown, provided that the demanding holders propose to sell securities with a total offering price reasonably expected to exceed, in the aggregate, $50 million in each underwritten shelf takedown.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Concurrently with the execution and delivery of the Business Combination Agreement, Memic entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which, on the terms and subject to the conditions set forth therein, immediately prior to the closing of the Merger, but after giving effect to certain capital restructuring, such investors will purchase from Memic upon the closing of the Merger newly issued Memic Ordinary Shares for aggregate gross proceeds of $76,350,000 (the “PIPE Investment”).

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on August 13, 2021. The foregoing descriptions of each of the Business Combination Agreement, the Sponsor Letter Agreement, the form of Voting Agreement, the Lock-Up Agreement, the form of Registration Rights Agreement and the form of the PIPE Subscription Agreements are qualified in their entirety by reference to such agreement filed as an exhibit to this Quarterly Report.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the Merger (as defined below) and other transactions contemplated by the Business Combination Agreement (as defined herein);
●	our expectations around the performance of the prospective target business or businesses, including Memic (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses in the healthcare industry;
●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ liquidity and trading;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as the Risk Factors section of the proxy statement/ prospectus included in the registration statement for the proposed Merger when it becomes available. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On August 12, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby, Merger Sub will merge with and into us, with us surviving as a wholly-owned subsidiary of Memic (the “Merger”). The Merger contemplates an implied enterprise valuation of Memic of $625,000,000 at the time of the signing of the Business Combination Agreement, in addition to the issuance of “price adjustment rights” to the Memic shareholders entitling such holders to additional Memic Ordinary Shares (as defined below) upon the achievement of certain milestones related to Memic’s post-closing trading price.

Pursuant to the Business Combination Agreement at the time the Merger becomes effective (the “Effective Time”), among other things:

●	the shares of our Class A common stock, par value $0.0001 per share (the “SPAC Class A Stock”) and the Public Warrants, which, immediately prior to the Effective Time, will be automatically separated, if not already separated prior to such time, and the holder thereof will be deemed to hold one share of SPAC Class A Stock and one-third of one Public Warrant;
●	each share of our Class B common stock, par value of $0.0001 (the “SPAC Class B Stock”) and SPAC Class A Stock issued and outstanding immediately prior to the Effective Time (after giving effect to any redemptions by our public stockholders) will be converted into and will for all purposes represent only the right to receive one ordinary share, NIS 0.01 par value per share, of Memic (“Memic Ordinary Shares”);
●	each Public Warrant and each Private Placement Warrants to purchase one share of SPAC Class A Stock issued to our Sponsor that is outstanding unexercised immediately prior to the Effective Time will be converted into and become a warrant to purchase one Memic Ordinary Share; and
●	each pre-closing shareholder of Memic will receive price adjustment rights entitling such holders to receive additional Memic Ordinary Shares upon the achievement of certain milestones related to Memic’s post-closing trading price; the maximum number of Memic Ordinary Shares issuable pursuant to such price adjustment rights equals seventeen percent (17%) of the sum of (i) the number of outstanding Memic Ordinary Shares as calculated immediately after the closing of the Merger, (ii) the number of Memic Ordinary Shares issuable upon exercise of outstanding options that are vested and exercisable as of the Merger, and (iii) the number of Memic Ordinary Shares issuable upon exercise of Memic’s warrants that were issued and outstanding immediately prior the Merger, as ultimately determined after the consummation of the Merger).

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, our Sponsor, and each of our officers and each of the members of our board of directors (each an “Insider” and collectively, the “Insiders” and, together with our Sponsor, the “Sponsor Group”), entered into and delivered to Memic a letter agreement (the “Sponsor Letter Agreement”) by which the Sponsor Group agreed to, among other things, (i) vote all shares of SPAC Class B Stock and all shares of SPAC Class A Stock beneficially owned by him, her or it in favor of the Merger and each other proposal related to the Merger included on the agenda for the special meeting of stockholders relating to the Merger; (ii) when such meeting of stockholders is held, appear at such meeting or otherwise cause the SPAC Class B Stock or SPAC Class A Stock beneficially owned by him, her or it to be counted as present thereat for the purpose of establishing a quorum; and (iii) vote all SPAC Class B Stock and SPAC Class A Stock Shares beneficially owned by him, her or it against any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of us under the Business Combination Agreement or result in a breach of any covenant or other obligation or agreement of our Sponsor or any Insider contained in the Sponsor Letter Agreement.

Concurrently with the execution and delivery of the Business Combination Agreement, certain Memic shareholders (each, a “Voting Party” and together, the “Voting Parties”) entered into voting agreements (the “Voting Agreements”) with us. Under the Voting Agreements, each Voting Party agreed to, among other things, (i) whether at a special meeting of Memic’s shareholders or by action by written consent, vote all of their shares of Memic capital stock beneficially owned or held by such Voting Party (as applicable, and together, the “Voting Shares”) in favor of adoption of the Business Combination Agreement, the Merger and related transactions contemplated by the Business Combination Agreement, and (ii) vote against any action or proposal (A) concerning any alternative to the proposed Merger and (B) that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of Memic under the Business Combination Agreement that would result in the failure of any conditions to closing set forth therein to be satisfied. In addition, the Voting Agreements require each Voting Party to provide a proxy to appoint Memic, or any designee of Memic to vote such Voting Party’s shares (or act by written consent in respect of such shares) accordingly.

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Business Combination, our Sponsor, and certain shareholders of Memic (collectively, with our Sponsor, the “Shareholder Parties”) entered into and delivered a Confidentiality and Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Shareholder Parties have agreed not to transfer any Memic Ordinary Shares held by them until the one year anniversary of the Effective Time, subject to early release if the stock price of the Memic Ordinary Shares is greater than or equal to $12.00 for any 20 trading days within any period of 30 consecutive trading days (as further described therein, and which will apply starting on the 150-day anniversary of the Effective Date), subject to certain permitted transfers (provided that such permitted transferees agree to be bound by the same transfer restrictions set forth in the Lock-Up Agreement).

As a condition to closing the Business Combination Agreement, Memic, our Sponsor and certain Memic equityholders (collectively with the our Sponsor, the “Memic Holders”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) that will become effective concurrently with the Merger, pursuant to which Memic agreed to file a shelf registration statement, by no later than ninety (90) business days after the closing date to register the resale of the Memic Ordinary Shares and warrants to purchase Memic Ordinary shares . The Registration Rights Agreement also provides the Memic Holders with (i) piggyback registration rights and (ii) three demand rights in any twelve-month period for an underwritten shelf takedown, provided that the demanding holders propose to sell securities with a total offering price reasonably expected to exceed, in the aggregate, $50 million in each underwritten shelf takedown.

Concurrently with the execution and delivery of the Business Combination Agreement, Memic entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which, on the terms and subject to the conditions set forth therein, immediately prior to the closing of the Merger, but after giving effect to certain capital restructuring, such investors will purchase from Memic upon the closing of the Merger newly issued Memic Ordinary Shares for aggregate gross proceeds of $76,350,000 (the “PIPE Investment”).

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on August 13, 2021. The foregoing descriptions of each of the Business Combination Agreement, the Sponsor Letter Agreement, the form of Voting Agreement, the Lock-Up Agreement, the form of Registration Rights Agreement and the form of the PIPE Subscription Agreements are qualified in their entirety by reference to such agreement filed as an exhibit to this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a Business Combination at the earliest. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for Business Combination.

For the three months ended June 30, 2021, we had a net income of $378,866, which consists of a change in fair value of warrant liability of $1,159,999 and interest income on marketable securities held in the Trust Account of $2,792, offset by general and administrative expenses of $783,925.

For the six months ended June 30, 2021, we had a net income of $6,832, which consists of a change in fair value of warrant liability of $1,061,333 and interest income on marketable securities held in the Trust Account of $37,416, offset by general and administrative expenses of $1,091,917.

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

For the six months ended June 30, 2021, cash used in operating activities was $692,054. Net income of $6,832 was affected by a change in fair value of warrant liabilities of $1,061,333 and interest earned on marketable securities held in the Trust Account of $37,416. Changes in operating assets and liabilities provided $399,862 of cash for operating activities.

As of June 30, 2021, we had cash held in the Trust Account of $250,040,714. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $642,944. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net income per common share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed June 28, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 9, 2020 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 28, 2021. For risk factors relating to Memic and the Merger, please see the proxy statement/prospectus included in the registration statement of Memic to be filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, December 9, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated August 12, 2021, by among MedTech Acquisition Corp., Memic Innovative Surgery Ltd., and Maestro Merger Sub, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Bylaws(3)
10.1	Sponsor Letter Agreement, dated August 12, 2021(1)
10.2	Form of Memic Voting Agreement(1)
10.3

Confidentiality and Lock-Up Agreement, dated August 12, 2021, by and among Memic Innovative Surgery Ltd., MedTech Acquisition Corp., MedTech Acquisition Sponsor LLC and the other parties named therein.(1)

10.4	Form of Registration Rights Agreement(1)
10.5	Form of PIPE Subscription Agreement(1)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 13, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 23, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on November 30, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTECH ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)