Form 10-Q
period 2021-09-30
MedTech Acquisition Corp
filed 2021-11-12
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 12, 2021, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (inception) through September 30, 2020	4
Unaudited Condensed Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from September 11, 2020 (Inception) through September 30, 2020	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
Part III. Signatures	31

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS
Current assets
Cash	$277,805	$1,334,998
Prepaid expenses	424,568	673,200
Total Current Assets	702,373	2,008,198

Investments held in Trust Account	250,059,378	250,003,298
TOTAL ASSETS	$250,761,751	$252,011,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accounts payable and accrued expenses	$696,566	$103,216

Warrant liability	10,927,999	14,642,666
Deferred underwriting fee payable	8,750,000	8,750,000
Total Liabilities	20,374,565	23,495,882

Commitments and Contingencies

Class A common stock subject to possible redemption 25,000,000 shares at $10.00 per share redemption value as of September 30, 2021, and December 31, 2020	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(19,613,439)	(21,485,011)
Total Stockholders’ Deficit	(19,612,814)	(21,484,386)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,761,751	$252,011,496

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			From September 11, 2020
	For the	For the	(Inception)
	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020

General and administrative expenses	$807,259	$1,899,176	$1,000
Loss from operations	(807,259)	(1,899,176)	(1,000)

Other income:
Interest earned on investments held in Trust Account	18,665	56,081	—
Change in fair value of warrant liabilities	2,653,334	3,714,667	—
Total other income, net	2,671,999	3,770,748	—

Net income (loss)	$1,864,740	$1,871,572	$(1,000)

Weighted average shares of outstanding Class A common stock	25,000,000	25,000,000	—

Basic and diluted net income per share, Class A common stock	$0.06	$0.06	$—

Weighted average shares of outstanding Class B common stock	6,250,000	6,250,000	5,500,000

Basic and diluted net income per share, Class B common stock	$0.06	$0.06	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)

Net loss	—	—	—	(372,034)	(372,034)

Balance — March 31, 2021 (unaudited)	6,250,000	625	—	(21,857,045)	(21,856,420)

Net income	—	—	—	378,866	378,866

Balance — June 30, 2021 (unaudited)	6,250,000	$625	$—	$(21,478,179)	$(21,477,554)

Net income	—	—	—	1,864,740	1,864,740

Balance – September 30, 2021 (unaudited)	6,250,000	$625	$—	$(19,613,439)	$(19,612,814)

FOR THE PERIOD FROM SEPTEMBER 11,2020(INCEPTION) THROUGH SEPTEMBER 30,2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance —September 11, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B Common Stock to the Sponsor	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance —September 30, 2020 (unaudited)	6,325,000	$633	$24,367	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
	For the	September 11,
	Nine Months	2020 (Inception)
	Ended	Through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,871,572	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,714,667)	—
Interest earned on investments held in Trust Account	(56,081)	—
Transaction costs allocated to warrants	—	—
Changes in operating assets and liabilities:
Prepaid expenses	248,632	—
Accrued expenses	593,351	1,000
Net cash used in operating activities	(1,057,193)	—

Net Change in Cash	(1,057,193)	—
Cash - Beginning of period	1,334,998	—
Cash - End of period	$277,805	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the proposed Merger with Memic as more fully described in Note 7. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

SEPTEMBER 30, 2021

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until December 22, 2022, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had $277,805 in its operating bank account and working capital deficit of $5,807.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of December 31, 2020 (audited)	Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$223,515,610	$26,484,390	$250,000,000
Class A common stock	$265	$(265)	$—
Additional paid-in capital	$5,710,503	$(5,710,503)	$—
Accumulated deficit	$(711,389)	$(20,773,622)	$(21,485,011)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(26,484,390)	$(21,484,386)

Common Stock subject to possible redemption	22,351,561	2,648,439	25,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021, as amended by the Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on June 28, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 25,000,000 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Fair value of public warrants at issuance	$(9,083,333)
Class A common stock issuance costs	(13,647,419)
Plus:
Accretion of carrying value to redemption value	$22,730,752

Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. A total of $14,161,525 in offering costs were incurred. Of these offering costs $13,638,664 were related to the Initial Public Offering and charged to stockholders’ equity. Offering costs allocable to Public Warrants and Private Placement Warrants were $514,106 and $8,755, respectively, and expensed at the date of Initial Public Offering.

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

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months		Nine Months		For the Period from September 11,
	Ended		Ended		2020 (Inception) Through
	September 30,		September 30,		September 30,
	2021		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,491,792	$372,948	$1,497,258	$374,314	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	—	5,500,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$0.06	$0.06	$—	$(0.00)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

In connection with the Initial Public Offering, the Company sold 25,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,400,000) from the Company in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On September 11, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In December 2020, the Company effected a stock dividend for 0.1 shares for each share of Class B common stock outstanding, resulting in 6,325,000 Founder Shares outstanding. As a result of the partial over-allotment exercised by the underwriters, 75,000 shares of Class B common stock were forfeited, and no shares remain subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021 and for the period from September 11, 2020 (inception) through September 30, 2020, the Company incurred $30,000, $90,000 and $0, respectively, in fees for these services, of which $90,000 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 7. COMMITMENTS

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

Business Combination Agreement

On August 12, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”).

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

Pursuant to the Business Combination Agreement at the time the Merger becomes effective (the “Effective Time”), among other things:

●the shares of The Company’s Class A common stock, par value $0.0001 per share (the “SPAC Class A Stock”) and the Public Warrants, which, immediately prior to the Effective Time, will be automatically separated, if not already separated prior to such time, and the holder thereof will be deemed to hold one share of SPAC Class A Stock and one-third of one Public Warrant;
●each share of the Company Class B common stock, par value of $0.0001 (the “SPAC Class B Stock”) and SPAC Class A Stock issued and outstanding immediately prior to the Effective Time (after giving effect to any redemptions by our public stockholders) will be converted into and will for all purposes represent only the right to receive one ordinary share, NIS 0.01 par value per share, of Memic (“Memic Ordinary Shares”);

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

●each Public Warrant and each Private Placement Warrants to purchase one share of SPAC Class A Stock issued to our Sponsor that is outstanding unexercised immediately prior to the Effective Time will be converted into and become a warrant to purchase one Memic Ordinary Share; and
●each pre-closing shareholder of Memic will receive price adjustment rights entitling such holders to receive additional Memic Ordinary Shares upon the achievement of certain milestones related to Memic’s post-closing trading price; the maximum number of Memic Ordinary Shares issuable pursuant to such price adjustment rights equals seventeen percent (17%) of the sum of (i) the number of outstanding Memic Ordinary Shares as calculated immediately after the closing of the Merger, (ii) the number of Memic Ordinary Shares issuable upon exercise of outstanding options that are vested and exercisable as of the Merger, and (iii) the number of Memic Ordinary Shares issuable upon exercise of Memic’s warrants that were issued and outstanding immediately prior the Merger, as ultimately determined after the consummation of the Merger).

Sponsor Letter Agreement

On August 12, 2021, concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, the Sponsor, and each of the Company’s officers and each of the members of the Company’s board of directors (each an “Insider” and collectively, the “Insiders” and, together with the Sponsor, the “Sponsor Group”), entered into and delivered to Memic a letter agreement (the “Sponsor Letter Agreement”) by which the Sponsor Group agreed to, among other things, (i) vote all shares of SPAC Class B Stock and all shares of SPAC Class A Stock beneficially owned by him, her or it in favor of the Merger and each other proposal related to the Merger included on the agenda for the special meeting of stockholders relating to the Merger; (ii) when such meeting of stockholders is held, appear at such meeting or otherwise cause the SPAC Class B Stock or SPAC Class A Stock beneficially owned by him, her or it to be counted as present thereat for the purpose of establishing a quorum; and (iii) vote all SPAC Class B Stock and SPAC Class A Stock beneficially owned by him, her or it against any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Business Combination Agreement or result in a breach of any covenant or other obligation or agreement of the Sponsor or any Insider contained in the Sponsor Letter Agreement.

Voting Agreements

On August 12, 2021, concurrently with the execution and delivery of the Business Combination Agreement, certain Memic shareholders (each, a “Voting Party” and together, the “Voting Parties”) entered into voting agreements (the “Voting Agreements”) with the Company. Under the Voting Agreements, each Voting Party agreed to, among other things, (i) whether at a special meeting of Memic’s shareholders or by action by written consent, vote all of their shares of Memic capital stock beneficially owned or held by such Voting Party (as applicable, and together, the “Voting Shares”) in favor of adoption of the Business Combination Agreement, the Merger and related transactions contemplated by the Business Combination Agreement, and (ii) vote against any action or proposal (A) concerning any alternative to the proposed Merger and (B) that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of Memic under the Business Combination Agreement that would result in the failure of any conditions to closing set forth therein to be satisfied. In addition, the Voting Agreements require each Voting Party to provide a proxy to appoint Memic, or any designee of Memic to vote such Voting Party’s shares (or act by written consent in respect of such shares) accordingly.

Lock-Up Agreement

On August 12, 2021, concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, the Sponsor, and certain shareholders of Memic (collectively, with the Sponsor, the “Shareholder Parties”) entered into and delivered a Confidentiality and Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Shareholder Parties have agreed not to transfer any Memic Ordinary Shares held by them until the one year anniversary of the Effective Time, subject to early release if the stock price of the Memic Ordinary Shares is greater than or equal to $12.00 for any 20 trading days within any period of 30 consecutive trading days (as further described therein, and which will apply starting on the 150-day anniversary of the Effective Date), subject to

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

certain permitted transfers (provided that such permitted transferees agree to be bound by the same transfer restrictions set forth in the Lock-Up Agreement).

Registration Rights Agreement

On August 12, 2021, as a condition to close the Business Combination Agreement, Memic, the Sponsor and certain Memic equity holders (collectively with the Sponsor, the “Memic Holders”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) that will become effective concurrently with the Merger, pursuant to which Memic agreed to file a shelf registration statement, by no later than ninety (90) business days after the closing date to register the resale of the Memic Ordinary Shares and warrants to purchase Memic Ordinary shares. The Registration Rights Agreement also provides the Memic Holders with (i) piggyback registration rights and (ii) three demand rights in any twelve-month period for an underwritten shelf takedown, provided that the demanding holders propose to sell securities with a total offering price reasonably expected to exceed, in the aggregate, $50 million in each underwritten shelf takedown.

PIPE Subscription Agreements

On August 12, 2021, concurrently with the execution and delivery of the Business Combination Agreement, Memic entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which, on the terms and subject to the conditions set forth therein, immediately prior to the closing of the Merger, but after giving effect to certain capital restructuring, such investors will purchase from Memic upon the closing of the Merger newly issued Memic Ordinary Shares for aggregate gross proceeds of $76,350,000 (the “PIPE Investment”).

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021. The foregoing descriptions of each of the Business Combination Agreement, the Sponsor Letter Agreement, the form of Voting Agreement, the Lock-Up Agreement, the form of Registration Rights Agreement and the form of the Subscription Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to this Quarterly Report.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31,2020, there were 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis. The Company cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of   (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

SEPTEMBER 30, 2021

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

As of September 30, 2021, and December 31, 2020, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2021, assets held in the Trust Account were comprised of $1,027 in cash and $250,058,351 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $923 in cash and $250,002,375 in U.S. Treasury securities. During three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

determine such fair value. The gross holding loss and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020, are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain (Loss)	Fair Value
September 30, 2021	U.S. Treasury Securities (Matured on 10/07/2021)	1	$250,058,351	$86	$250,058,437
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$250,002,375	$(12,605)	$249,989,770

		December 31,	September 30,
	Level	2020	2021
Liabilities:
Warrant Liability - Public Warrants	1	$9,166,666	$6,833,333
Warrant Liability - Private Placement Warrants	3	$5,476,000	$4,094,666

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

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of September 30, 2021 and December 31, 2021, were as follows:

	As of
	September 30,	December 31,
	2021	2020
Exercise price	$11.50	$11.50
Stock price	$9.93	$10.13
Volatility	13.2%	16.7%
Term	5.25	5.96
Risk-free rate	1.02%	0.50%
Dividend yield	0.0%	0.0%

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents the changes in the level 3 fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$5,476,000
Change in fair value	98,666
Fair value as of March 31, 2021	5,574,666
Change in fair value	(493,333)
Fair value as of June 30, 2021	$5,081,333
Change in fair value	(986,667)
Fair value as of September 30, 2021	$4,094,666

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

As a condition to closing the Business Combination Agreement, Memic, our Sponsor and certain Memic equity holders (collectively with the our Sponsor, the “Memic Holders”) will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) that will become effective concurrently with the Merger, pursuant to which Memic agreed to file a shelf registration statement, by no later than ninety (90) business days after the closing date to register the resale of the Memic Ordinary Shares and warrants to purchase Memic Ordinary shares . The Registration Rights Agreement also provides the Memic Holders with (i) piggyback registration rights and (ii) three demand rights in any twelve-month period for an underwritten shelf takedown, provided that the demanding holders propose to sell securities with a total offering price reasonably expected to exceed, in the aggregate, $50 million in each underwritten shelf takedown.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for a Business Combination at the earliest. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for Business Combination.

For the three months ended September 30, 2021, we had a net income of $1,864,740, which consists of a change in fair value of warrant liability of $2,653,334 and interest income on marketable securities held in the Trust Account of $18,665, offset by general and administrative expenses of $807,259.

For the nine months ended September 30, 2021, we had a net income of $1,871,572, which consists of a change in fair value of warrant liability of $3,714,667 and interest income on marketable securities held in the Trust Account of $56,081, offset by general and administrative expenses of $1,899,176.

For the period from September 11, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of formation and operational cost.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,057,193. Net income of $1,871,572 was affected by a change in fair value of warrant liabilities of $3,714,667 and interest earned on marketable securities held in the Trust Account of $56,081. Changes in operating assets and liabilities provided $841,983 of cash for operating activities.

For the period from September 11, 2020 (inception) through September 30, 2020, there was no cash used in operating activities.

As of September 30, 2021, we had cash held in the Trust Account of $250,059,378. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $277,805. We intend to use the funds held outside the Trust Account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

Net Income Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness related to the Company’s assessment and reclassification of warrants, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting related to the reclassification of warrants, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 9, 2020 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 28, 2021. For risk factors relating to Memic and the Merger, please see the proxy statement/prospectus included in the Registration statement on Form F-4 of Memic filed with the SEC on September 30, 2021.

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

MEDTECH ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)