Form 10-K/A
period 2020-12-31
MedTech Acquisition Corp
filed 2021-12-13
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39813

MedTech Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-3009869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48 Maple Avenue Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 391-1288

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	MTACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MTAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	MTACW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to MedTech Acquisition Corporation unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of MedTech Acquisition Corporation, as of and for the period ended December 31, 2020, (the “Original Annual Report”), originally filed with the Securities and Exchange Commission (“SEC”), as amended by Amendment No. 1 to the Original Annual Report, which was filed with the SEC on June 28, 2021 (the “Amendment No. 1”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering on December 7, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity of greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On December 9, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management that the Company’s previously issued (i) audited balance sheet as of December 22, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of December 31, 2020 and for the period from September 11, 2020 through December 31, 2020 (the “FY 2020 Financial Statements”) included in the Amendment No. 1, filed with the SEC on June 28, 2021; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 28, 2021; (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (v) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 (the “Q3 2021 Financial Statements”) included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2, the Q1 2021 Financial Statements, Q2 2021  Financial Statements and Q3 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatements do not have an impact on the Company’s cash position or balance of the trust account.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

Items Amended In This Amendment

For the convenience of the reader, this Amendment No. 2 sets forth the Amendment No.1 in its entirety, modification as necessary to reflect the restatements. No attempt has been made in this Amendment No. 2 to update other disclosures presented in the Amendment No.1, except as required to reflect the effects of the restatement. The following items have been amended to reflect the restatements:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II - Item 8. Financial Statements and Supplementary Data.
●	Part II, Item 9A Controls and Procedures
●	Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Annual Report or the Amendment No. 1 is being amended or updated by this Amendment No. 2,  and other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Annual Report or the Amendment No. 1. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatements or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Annual Report or the Amendment No. 1 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Annual Report or the Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Annual Report and the Amendment No. 1 and with our filings with the SEC subsequent to the Original Annual Report.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“board of directors” or “board” are to the board of directors of the Company;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•

“Continental” are to Continental Stock Transfer & Trust Company, transfer agent for our common stock, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;
•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•

“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;
•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
•	“initial public offering” are to the initial public offering that was consummated by the Company on December 17, 2020;
•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
•	“management” or our “management team” are to our officers and directors;
•	“Nasdaq” are to the Nasdaq Stock Market;
•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
•

“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•

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

•	“Registration Statement” are to the Form S-1 filed with the SEC on November 30, 2020, as amended;
•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;
•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•

“sponsor” are to MedTech Acquisition Sponsor LLC, a Delaware limited liability company; Christopher C. Dewey, our Chief Executive Officer and director, and David J. Matlin, our Chief Financial Officer and director, are the managing members of our sponsor;

•

“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee, in which an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees;

•	“we,” “us,” “Company” or “our Company” are to MedTech Acquisition Corporation; and
•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1.Business.

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

Business Strategy

Our business strategy is to identify and complete our initial business combination with a medical technology company in the healthcare sector. Moreover, we seek an opportunity that complements the experience of our management team and can benefit from their medical technology, operational, financial, and marketing expertise. Our selection process leverages the management team’s broad and deep relationships, unique industry experience, and deal sourcing capabilities to access a wide spectrum of opportunities. This network has been developed over the past two decades while serving in executive roles at successful organizations. We believe that our management team will identify a business combination that will benefit from their experience, including:

•	Long history of sourcing, structuring, acquiring, operating, developing, growing, and financing healthcare businesses;
•	Identifying medical technologies that fill unmet needs or shift treatment paradigms to create substantial benefits to the healthcare industry and therefore produce substantial financial value;
•	Significant experience commercializing new medical technologies and systems;
•	Strong marketing and capital allocation decision-making to establish and maintain a recognizable brand; and
•	Sound understanding of public company performance requirements and guiding private-to-public process.

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

•

Developing technology enabled solutions, including robotics, that aid in the diagnosis, cure, monitoring, mitigation, treatment, or prevention of medical conditions or affect the structure or function of the body

•	Innovative surgical interventions, robotics, diagnosis and imaging, drug delivery and patient monitoring, or assistive care and therapy devices
•	Companies at an inflection point where we can use our expertise to expand services and offerings, develop efficiencies and processes, foster growth, and improve financial performance
•	Clear path to commercialization, recently commercialized, or could benefit from our management team’s expertise in sales growth
•	Differentiated technology protected by robust intellectual property
•	Opportunity to benefit from the leadership and strategic vision of our management team
•

Offers a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our management’s industry relationships and expertise

•	Would benefit from being publicly traded and having access to incremental growth capital

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•

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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

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

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;
•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
•	our expectations around the performance of a prospective target business or businesses may not be realized;
•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
•	trust account funds may not be protected against third party claims or bankruptcy;
•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and
•	because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our financial statements as of and for the year ended December 31, 2020. In connection with the foregoing development and as a result of the Restatement, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s incorrect application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

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

Item 1B.Unresolved Staff Comments.

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

Item 4.                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “MTACU,” “MTAC,” and “MTACW,” respectively. Our units commenced public trading on December 18, 2020, and our public shares and public warrants commenced separate public trading on February 8, 2021.

(b)Holders

On March 29, 2021, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)Use of Proceeds from the Initial Public Offering

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

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Restatements and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of and for the year ended December 31, 2020 included in the Amendment No.1. We are restating our historical financial results to (1) reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants; (2) revalue our Class A common stock subject to possible redemption to include all shares of Class A common stock subject to possible redemption and (3) restate our earnings per share calculation. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Annual Report or the Amendment No.1. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein and in the First Amended Filing, we classify all Public Shares as temporary equity regardless of the net tangible assets redemption limitation and the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 2, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that re-evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants, revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation as described in the Explanatory Note to this Amendment No. 2, as of December 31, 2020, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 22, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 as filed with the SEC on June 28, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of a portion of the Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Amendment No.2.

To respond to the material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.Other Information.

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 11.Executive Compensation

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our executive officers and directors that beneficially owns our common stock; and
•	all our executive officers and directors as a group.

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

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

Item 14.Principal Accountant Fees and Services.

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

Item 15.Exhibits, Financial Statements and Financial Statement Schedules

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

Item 16.Form 10-K Summary

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

June 22, 2021, except for the effects of the restatement disclosed in Note 2 and the subsequent event disclosed in Note 12, as to which the date is December 13, 2021

MEDTECH ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2020

(AS RESTATED- SEE NOTE 2)

ASSETS
Current assets
Cash	$1,334,998
Prepaid expenses	673,200
Total Current Assets	2,008,198

Cash and investments held in Trust Account	250,003,298
Total Assets	$252,011,496

LIABILITIES, CLASS A COMMON STICK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities – Accrued expenses	$103,216

Warrant liability	14,642,666
Deferred underwriting fee payable	8,750,000
Total Liabilities	23,495,882

Commitments and contingencies

Class A common stock subject to possible redemption, 25,000,000 issued and outstanding shares at $10.00 per share redemption value	250,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 25,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding	625
Additional paid-in capital	—
Accumulated deficit	(21,485,011)
Total Stockholders’ Deficit	(21,484,386)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders' Deficit	$252,011,496

The accompanying notes are an integral part of the financial statement.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

General and administrative expenses	$108,493
Loss from operations	(108,493)

Other income (expense):
Interest earned on investments held in Trust Account	3,298
Transaction costs allocable to warrants	(522,861)
Change in fair value of warrant liabilities	(83,333)
Other expense, net	(602,896)

Net loss	$(711,389)

Weighted average shares outstanding of Class A common stock	2,027,027
Basic and diluted income per share, Class A common stock	$(0.09)

Weighted average shares outstanding of Class B common stock	6,318,919
Basic and diluted net loss per share, Class B common stock	$(0.09)

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 11, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to the sponsor	—	—	6,325,000	633	24,367	—	25,000

Proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	1,924,000	—	1,924,000

Forfeiture of Founder Shares	—	—	(75,000)	(8)	8	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,948,375)	(20,773,622)	(22,721,997)

Net loss	—	—	—	—	—	(711,389)	(711,389)

Balance — December 31, 2020	—	$—	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Cash Flows from Operating Activities:
Net loss	$(711,389)
Transaction costs allocated to warrants	522,861
Change in fair value of warrant liabilities	83,333
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	878
Interest earned on investments held in Trust Account	(3,298)
Changes in operating assets and liabilities:
Prepaid expenses	(673,200)
Accrued expenses	103,216
Net cash used in operating activities	(677,599)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	7,400,000
Repayment of promissory note - related party	(178,080)
Payment of offering costs	(234,323)
Net cash provided by financing activities	252,012,597

Net Change in Cash	1,334,998
Cash — Beginning of period	—
Cash — End of period	$1,334,998

Non-Cash financing activities:
Offering costs paid through promissory note	$177,202
Deferred underwriting fee payable	$8,750,000

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

Transaction costs charged to equity amounted to $14,161,525, consisting of $5,000,000 in cash underwriting fees, $8,750,000 of deferred underwriting fees and $411,525 of other offering costs. In addition, as of December 31, 2020, cash of $1,338,448 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Notes to Financial Statements

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

Notes to Financial Statements

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

MedTech Acquisition Corporation

Notes to Financial Statements

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending the Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 28, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Annual Report on Form 10-K/A as filed with the SEC on June 28, 2021, as well as the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021 will be restated in an amendment to the Company’s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of December 22, 2020 is presented below.

	As Reported
	As Previously
	Restated in
	10-K/A
Balance Sheet as of December 22, 2020 (audited)	Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$223,702,310	$26,297,690	$250,000,000
Class A common stock	$263	$(263)	$—
Additional paid-in capital	$5,523,805	$(5,523,805)	$—
Accumulated deficit	$(524,687)	$(20,773,622)	$(21,298,309)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(26,297,690)	$(21,297,685)
Number of shares subject to redemption	22,370,231	2,629,769	25,000,000

MedTech Acquisition Corporation

Notes to Financial Statements

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

	As Reported
	As Previously
	Restated in
	10-K/A
Balance Sheet as of December 31, 2020 (audited)	Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$223,515,610	$26,484,390	$250,000,000
Class A common stock	$265	$(265)	$—
Additional paid-in capital	$5,710,503	$(5,710,503)	$—
Retained earnings	$(711,389)	$(20,773,622)	$(21,485,011)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(26,484,390)	$(21,484,386)
Number of shares subject to redemption	22,351,561	2,648,439	25,000,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period from September 11, 2021 (inception) to December 31, 2020:

	As Reported
	As Previously
	Restated in
	10-K/A
Statement of Operations for the Period from September 11, 2021 (Inception) Through December 31, 2020 (Audited)	Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	25,000,000	(22,972,973)	2,027,027
Basic and diluted net loss per share, Class A common stock	$—	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B common stock	5,560,811	758,108	6,318,919
Basic and diluted net loss per share, Class B common stock	$(0.13)	$0.04	$(0.09)

The impact of the restatement to the previously reported as restated statement of cash flows for the period from September 11, 2021 (inception) to December 31, 2020, is presented below:

	As Reported
	As Previously
	Restated in
	10-K/A
Statement of Cash Flows for the Period from September 11, 2020 (Inception) through December 31, 2020 (audited)	Amendment No. 1	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$223,702,310	$(223,702,310)	$—
Change in value of Class A common stock subject to possible redemption	$(186,700)	$186,700	$—

The Statement of Stockholder’s equity has been restated to reflect the restated equity accounts.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

MedTech Acquisition Corporation

Notes to Financial Statements

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

MedTech Acquisition Corporation

Notes to Financial Statements

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 25,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(9,083,333)
Class A common stock issuance costs	(13,638,664)
Plus:
Accretion of carrying value to redemption value	22,721,997

Class A common stock subject to possible redemption	$250,000,000

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

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,638,665 were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering and $522,850 was charged to the statement of operations upon the completion of the Initial Public Offering.

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 Class A common stock in the aggregate. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period Ended
	September 11, 2020
	(Inception) through
	December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(172,779)	$(538,610)
Denominator:
Basic and diluted weighted average shares outstanding	2,027,027	6,318,919

Basic and diluted net loss per common share	$(0.09)	$(0.09)

As of December 31, 2020, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s stockholders.

MedTech Acquisition Corporation

Notes to Financial Statements

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

MedTech Acquisition Corporation

Notes to Financial Statements

NOTE 6 — RELATED PARTIES

Founder Shares

On September 11, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In December 2020, the Company effected a stock dividend for 0.1 shares for each share of Class B common stock outstanding,resulting in 6,325,000 Founder Shares outstanding. As a result of the partial over-allotment exercised by the underwriters, 75,000 shares of Class B common stock were forfeited and no shares remain subject to forfeiture.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 25,000,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,250,000 shares of Class B common stock issued and outstanding. As a result of the partial over-allotment exercised by the underwriters, 75,000 shares of Class B common stock were forfeited and no shares remain subject to forfeiture.

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00 —Once the warrants become exercisable, the Company may redeem the Public Warrants:

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

		December 31,
	Level	2020
Liabilities:
Warrant Liability - Public Warrants	3	$9,166,666
Warrant Liability - Private Placement Warrants	3	$5,476,000

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

MedTech Acquisition Corporation

Notes to Financial Statements

The following table presents the quantitative information regarding Level 3 fair value measurements:

	December 17, 2020	December 31,
	(Initial Measurement)	2020
Stock price	$9.64	$10.13
Exercise price	$11.50	$11.50
Term (in years)	6.0	5.96
Volatility	19.1%	16.7%
Risk-free rate	0.52%	0.50%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 11, 2020 (inception)	$—	$—	$—
Initial measurement on December 22, 2020	5,476,000	9,083,333	14,559,333
Change in fair value	—	83,333	83,333
Fair value as of December 31, 2020	$5,476,000	$9,166,666	$14,642,666

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

MedTech Acquisition Corporation

Notes to Financial Statements

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

Notes to Financial Statements

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

December 13, 2021	MedTech Acquisition Corporation

	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher C. Dewey	Chief Executive Officer and Director	December 13, 2021
Christopher C. Dewey	(Principal Executive Officer)

/s/ David J. Matlin	Chief Financial Officer and Director	December 13, 2021
David J. Matlin	(Principal Financial and Accounting Officer)

/s/ Karim Karti	Chairman	December 13, 2021
Karim Karti

/s/ Maurice R. Ferré, MD	Director	December 13, 2021
Maurice R. Ferré, MD

/s/ Ivan Delevic	Director	December 13, 2021
Ivan Delevic

/s/ Martin Roche, MD	Director	December 13, 2021
Martin Roche, MD

/s/ Thierry Thaure	Director	December 13, 2021
Thierry Thaure

/s/ Manuel Aguero	Director	December 13, 2021
Manuel Aguero

/s/ David L. Treadwell	Director	December 13, 2021
David L. Treadwell