Form 10-Q/A
period 2021-09-30
MedTech Acquisition Corp
filed 2021-12-13
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (Inception) through September 30, 2020	5
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (inception) through September 30, 2020	6
Unaudited Condensed Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from September 11, 2020 (Inception) through September 30, 2020	7
Notes to Condensed Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	30
Item 4. Controls and Procedures	30
Part II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34
Part III. Signatures	35

EXPLANATORY NOTE

MedTech Acquisition Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 22, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Therefore, on December 9, 2021, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 28, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Company’s Original Quarterly Report (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such previously filed reprots should no longer be relied upon.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors and the restatement described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

Items Amended in This Quarterly Report

For the convenience of the reader, this Quarterly Report sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Quarterly Report to update other disclosures presented in the Original Quarterly Report, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●Part I – Item 1. Interim Financial Statements.
●Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●Part I – Item 4. Controls and Procedures.
●Part II – Item 1A. Risk Factors.
●Part I1 – Item 6. Exhibits.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

This Quarterly Report does not reflect adjustments for events occurring after November 12, 2021, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Quarterly Report should be read in conjunction with the Company’s reports filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

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

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (see Note 2 – as restated)	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)

Net loss	—	—	—	(372,034)	(372,034)

Balance — March 31, 2021 (unaudited- see Note 2 – as restated)	6,250,000	625	—	(21,857,045)	(21,856,420)

Net income	—	—	—	378,866	378,866

Balance — June 30, 2021 (unaudited - see Note 2 – as restated)	6,250,000	$625	$—	$(21,478,179)	$(21,477,554)

Net income	—	—	—	1,864,740	1,864,740

Balance – September 30, 2021 (unaudited)	6,250,000	$625	$—	$(19,613,439)	$(19,612,814)

FOR THE PERIOD FROM SEPTEMBER 11,2020(INCEPTION) THROUGH SEPTEMBER 30,2020

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance —September 11, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B Common Stock to the Sponsor	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance —September 30, 2020 (unaudited)	6,325,000	$633	$24,367	$(1,000)	$24,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2021, management determined it should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had incorrectly valued its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of units pursuant to the exercise of the underwriters’ overallotment, it had incorrectly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

There has been no change in the Company’s total assets, liabilities or operating results.

The Statement of Stockholder’s equity has been restated to reflect the restated equity accounts.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$223,143,570	$26,856,430	$250,000,000
Class A common stock	$269	$(269)	$—
Additional paid-in capital	$6,082,539	$(6,082,539)	$—
Retained earnings	$(1,083,423)	$(20,773,622)	$(21,857,045)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(26,856,430)	$(21,856,420)

Number of shares subject to redemption	22,314,357	2,685,643	25,000,000

	As Previously
Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$223,522,440	$26,477,560	$250,000,000
Class A common stock	$265	$(265)	$—
Additional paid-in capital	$5,703,673	$(5,703,673)	$—
Retained earnings	$(704,557)	$(20,773,622)	$(21,478,179)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(26,477,560)	$(21,477,554)

Number of shares subject to redemption	22,352,243	2,647,757	25,000,000

	As Previously
Statement of Operations for the Three Months Ended March 31, 2021	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	25,000,000	—	25,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.01)	$(0.01)
Weighted average shares outstanding of Class B common stock	6,250,000	—	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.06)	$0.05	$(0.01)

	As Previously
Statement of Operations for the Three Months Ended June 30, 2021	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	25,000,000	—	25,000,000
Basic and diluted net loss per share, Class A common stock	$—	$0.01	$0.01
Weighted average shares outstanding of Class B common stock	6,250,000	—	6,250,000
Basic and diluted net loss per share, Class B common stock	$0.06	$(0.05)	$0.01

	As Previously
Statement of Operations for the Six Months Ended June 30, 2021	Reported	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	25,000,000	—	25,000,000
Basic and diluted net loss per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding of Class B common stock	6,250,000	—	6,250,000
Basic and diluted net loss per share, Class B common stock	$—	—	—

	As Previously
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Change in value of Class A common stock subject to possible redemption	$(372,034)	$372,034	$—

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

	As Previously
Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Change in value of Class A common stock subject to possible redemption	$6,830	$(6,830)	$—

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021, as amended by the Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on June 28, 2021 and the Amendment No. 2 to the Annual Report on Form 10-K/A as filed with the SEC on December 13, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Fair value of public warrants at issuance	$(9,083,333)
Class A common stock issuance costs	(13,638,664)
Plus:
Accretion of carrying value to redemption value	$22,721,997

Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021, June 30, 2021, and September 31, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we incorrectly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 9, 2020, the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 28, 2021 and the Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on December 13, 2021. For risk factors relating to Memic and the Merger, please see the proxy statement/prospectus included in the Registration statement on Form F-4 of Memic filed with the SEC on September 30, 2021.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the incorrect valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the incorrect valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4 Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

MEDTECH ACQUISITION CORPORATION

Date: December 13, 2021	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 13, 2021	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)