Form 10-K
period 2021-12-31
MedTech Acquisition Corp
filed 2022-03-03
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39813

MedTech Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-3009869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

48 Maple Avenue, Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 391-1288

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	MTACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MTAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	MTACW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $242,500,000 as of the last business day of the second fiscal quarter of 2021.

As of March 2, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share and 6,250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination including the Merger (as defined below) and other transactions contemplated by the Business Combination Agreement (as defined below);
●	our expectations around the performance of the prospective target business or businesses, including Memic (as defined herein);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, transfer agent for our common stock, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on December 22, 2020;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);
●	“Registration Statement” are to the Form S-1 filed with the SEC on November 30, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to MedTech Acquisition Sponsor LLC, a Delaware limited liability company; Christopher C. Dewey, our Chief Executive Officer and director, and David J. Matlin, our Chief Financial Officer and director, are the managing members of our sponsor;
●	“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee, in which an amount of $250,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering.
●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees;
●	“we,” “us,” “Company” or “our Company” are to MedTech Acquisition Corporation; and
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

Initial Public Offering

On December 22, 2020, we consummated our initial public offering of 25,000,000 units. Each unit consists of one share of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

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

Recent Developments

On August 12, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”). Memic is a medical device company dedicated to transforming surgery with its proprietary surgical robotic technology.

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

Pursuant to the Business Combination Agreement, at the time the Merger becomes effective (the “Effective Time”), among other things:

●	the shares of our Class A common stock and the public warrants, which, immediately prior to the Effective Time, will be automatically separated, if not already separated prior to such time, and the holder thereof will be deemed to hold one share of Class A common stock and one-third of one public warrant;

●	each share of our Class B common stock, par value of $0.0001 (the “Class B common stock “) and Class A common stock issued and outstanding immediately prior to the Effective Time (after giving effect to any redemptions by our public stockholders) will be converted into and will for all purposes represent only the right to receive one ordinary share, no par value per share, of Memic (“Memic Ordinary Shares”);
●	each public warrant and each private placement warrant to purchase one share of Class A common stock issued to our sponsor that is outstanding unexercised immediately prior to the Effective Time will be converted into and become a warrant to purchase one Memic Ordinary Share; and
●	each pre-closing shareholder of Memic will receive price adjustment rights entitling such holders to receive additional Memic Ordinary Shares upon the achievement of certain milestones related to Memic’s post-closing trading price; the maximum number of Memic Ordinary Shares issuable pursuant to such price adjustment rights equals seventeen percent (17%) of the sum of (i) the number of outstanding Memic Ordinary Shares as calculated immediately after the closing of the Merger, (ii) the number of Memic Ordinary Shares issuable upon exercise of outstanding options that are vested and exercisable as of the Merger, and (iii) the number of Memic Ordinary Shares issuable upon exercise of Memic’s warrants that were issued and outstanding immediately prior the Merger, as ultimately determined after the consummation of the Merger.

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, our sponsor, and each of our officers and each of the members of our board of directors (each an “Insider” and collectively, the “Insiders” and, together with our sponsor, the “Sponsor Group”), entered into and delivered to Memic a letter agreement (the “Sponsor Letter Agreement”) by which the Sponsor Group agreed to, among other things, (i) vote all shares of Class B common stock and all shares of Class A common stock beneficially owned by him, her or it in favor of the Merger and each other proposal related to the Merger included on the agenda for the special meeting of stockholders relating to the Merger; (ii) when such meeting of stockholders is held, appear at such meeting or otherwise cause the Class B common stock or Class A common stock beneficially owned by him, her or it to be counted as present thereat for the purpose of establishing a quorum; and (iii) vote all Class B common stock and Class A common stock beneficially owned by him, her or it against any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of us under the Business Combination Agreement or result in a breach of any covenant or other obligation or agreement of our sponsor or any Insider contained in the Sponsor Letter Agreement.

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

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, our sponsor, and certain shareholders of Memic (collectively, with our sponsor, the “Shareholder Parties”) entered into and delivered a Confidentiality and Lock-Up Agreement (the “Lock-Up Agreement”), pursuant to which the Shareholder Parties have agreed not to transfer any Memic Ordinary Shares held by them until the one year anniversary of the Effective Time, subject to early release if the stock price of the Memic Ordinary Shares is greater than or equal to $12.00 for any 20 trading days within any period of 30 consecutive trading days (as further described therein, and which will apply starting on the 150-day anniversary of the Effective Date), subject to certain permitted transfers (provided that such permitted transferees agree to be bound by the same transfer restrictions set forth in the Lock-Up Agreement).

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

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on August 13, 2021. On February 11, 2022, the SEC declared effective Memic’s registration statement on Form F-4 (File No. 333-259925), as amended, filed with the SEC in connection with the proposed Merger (the “Registration Statement”), which includes a proxy statement with respect to our special meeting of stockholders (the “Special Meeting”) to approve the proposed Merger, among other matters, that constitutes a prospectus of Memic with respect to the securities to be issued in the proposed Merger. On February 14, 2022, we filed our definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the SEC, which was mailed on or about that date to our stockholders as of January 25, 2021, the record date for the Special Meeting. The Special Meeting has been scheduled for March 9, 2021.

In the event the Merger is not consummated, we will continue to pursue an acquisition opportunity in any business, industry, sector or geographical location with a focus on businesses primarily operating in the healthcare sector in the United States.

Other than as specifically discussed, this Report does not assume the closing of the Merger.

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

Acquisition Criteria

Our acquisition strategy leverages our management team’s proprietary network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. In the event the Merger is not consummated, consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to identify and acquire one or more medical technology businesses that exhibit a number of the following criteria:

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

Each of our officers and directors has agreed, pursuant to a letter agreement with us, not to become an officer or director of any another special purpose acquisition company with a focus in the healthcare sector with a class of securities registered under the Exchange Act, prior to our entry into a definitive agreement with respect to an initial business combination.

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

In the event the Merger is not consummated, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may however, structure our initial business combination in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to receive funds from the trust account or vote on any initial business combination, on any pre-business combination activity or on any amendment to Article IX of our amended and restated certificate of incorporation.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses also are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will any of our existing officers or directors, or any entity with which our officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We accrue $10,000 per month for office space, utilities and secretarial and administrative support payable to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination (including the Merger) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

In the event the Merger is not consummated, we may continue to try to complete an initial business combination with a different target until December 22, 2022.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $201,000 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($200,884 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 22, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 22, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month after our initial public offering and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the Merger, in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses, including Memic, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and
●	because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $200,884 in our operating bank account and working capital deficit of $1,068,437, which excludes $7,295 of franchise taxes payable that can be paid with the interest earned on the trust. Further, we expect to incur significant costs in pursuit of financing plans and our initial business combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.

If we do not consummate an initial business combination by December 22, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021, (iii) our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on June 28, 2021, and (iv) our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on December 13, 2021. For risk factors relating to Memic and the Merger, please see the Proxy Statement that was filed with the SEC on February 14, 2022.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

Our executive offices are located at 48 Maple Avenue, Greenwich, CT 06830, and our telephone number is (908) 391-1288. The cost for our use of this space is included in the $10,000 per month fee we accrue for office space, administrative and shared personnel support services payable to our sponsor. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

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

(b)Holders

On March 2, 2022, there was one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

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

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Report.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 11, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our an initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

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

For more information about the Business Combination Agreement and related agreements, see Item 1. Business of this Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for an initial business combination, including Memic. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the year ended December 31, 2021, we had a net income of $4,767,283, which consists of a change in fair value of warrant liabilities of $7,744,000 and interest income on marketable securities held in the Trust Account of $63,997, offset by general and administrative expenses of $3,040,714. General and administrative expenses increased by $2,932,221 primarily due to an increase in expenses related to the Business Combination Agreement.

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of $711,389, which consists of general and administrative expenses of $108,493, change in fair value of warrant liabilities of $83,333 and transaction costs associated with the Initial Public Offering of $522,861, offset by interest income on investments held in the Trust Account of $3,298.

Liquidity and Going Concern

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

For the year ended December 31, 2021, cash used in operating activities was $1,738,114. Net income of $4,767,283 was affected by a change in fair value of warrant liabilities of $7,744,000 and interest earned on marketable securities held in the Trust Account of $63,998. Changes in operating assets and liabilities provided $1,302,601 of cash for operating activities.

For the period from September 11, 2020 (inception) through December 31, 2020, cash used in operating activities was $677,599. Net loss of $711,389 was affected by formation cost paid by sponsor in exchange for issuance of founder shares of $878, interest earned on investments held in the Trust Account of $3,298, change in fair value of warrant liabilities of $83,333 and transaction costs associated with the Initial Public Offering of $522,861. Changes in operating assets and liabilities used $569,984 of cash from operating activities.

As of December 31, 2021, we had cash held in the Trust Account of $250,007,295. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we withdrew $60,000 of interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $200,884. We intend to use the funds held outside the Trust Account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the private placement warrants.

On December 30, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the sponsor, pursuant to which the Company borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”), of which $75,000 was funded by the sponsor upon execution thereof. The 2022 Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

As of December 31, 2021, the Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which are contingent upon the consummation of the Merger.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and private placement warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Common Share

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Karim Karti	53	Chairman
Christopher C. Dewey	77	Chief Executive Officer and Director
David J. Matlin	60	Chief Financial Officer and Director
Robert H. Weiss	63	Chief Administrative Officer and Secretary
Ivan Delevic	56	Director
Martin Roche, MD	55	Director
Thierry Thaure	59	Director
Manuel Aguero	60	Director
David L. Treadwell	67	Director

The experience of our directors and executive officers is as follows:

Karim Karti has served as Chairman of our board of directors since December 2020. Mr. Karti has also been a director of Rockley Photonics (NYSE: RKLY) since August 2021. Mr. Karti began serving as Chief Executive Officer of SchemaView, Inc., which operates as RapidAI, in January 2022 and has been a director of Rockley Photonics (NYSE: RKLY) since August 2021. Mr. Karti is a highly experienced healthcare executive. He was the Chief Operating Officer of iRhythm Technologies, Inc. (Nasdaq: IRTC), a digital healthcare company, from July 2018 until March 2020, and was instrumental in launching new products and developing alliances with leading industry participants, including Verily Life Sciences, LLC, a subsidiary of Alphabet Inc. Mr. Karti previously was an officer of General Electric Company (NYSE: GE) (“GE”), where he worked for 22 years and most recently served as President and Chief Executive Officer of the GE Healthcare Imaging division from 2016 to 2018. He also served as Chief Marketing Officer for the GE Healthcare division from 2012 to 2015, as well as the President and Chief Executive Officer of GE Healthcare Emerging Markets and GE Healthcare Korea from 2009 to 2012. Mr. Karti initially was a member of the corporate audit and M&A teams at GE from 1996 to 2000, and started his career with The Procter & Gamble Company (NYSE: PG) in Brand Management in 1993. He has served on the board of directors of Braid Health, Inc. since February 2021. He received his undergraduate degree from Ecole Centrale de Lyon and completed the entrepreneurship program at Ecole Superieure de Commerce de Lyon in 1992. Our board has determined that Mr. Karti’s significant experience as a public company healthcare executive qualifies him to serve as a member of our board of directors.

Christopher C. Dewey has served as our Chief Executive Officer and director since September 2020. He has significant experience with medical devices and has been a Managing Director of Ceros since 2019. Mr. Dewey was a founding board member of MAKO Surgical Corp. (“MAKO”), a transformational robotic surgical company, where he served on the board from its founding in 2004 until its $1.65 billion sale to Stryker Corporation in 2013 and held positions on the audit and compensation committees. He has been a founding investor and/or board member of many medical technology startups, including: Auris Surgical Robotics, Inc. (board member from 2012 to 2014), PROCEPT BioRobotics Corp., ShockWave Medical, Inc. (Nasdaq: SWAV) (board member from 2011 to 2014), OrthoSensor, Inc. (board member from 2009 to 2014 and 2019 until the sale of the company to Stryker Corporation in 2020), DermaSensor, Inc. (board member from 2011 to present), Heru, Inc. (board observer from 2019 to present), Cephea Valve Technologies, Inc. (board member from 2013 to 2019), GI Windows Corp., HistoSonics, Inc., Magic Leap, Inc., Memic Innovative Surgery, Inc. (advisor to the board from 2017 to 2021), MIVI Neuroscience, Inc. (board member from 2018 to present), Potrero Medical, Inc., Pristine Surgical, LLC, TriFlo Cardiovascular Inc. (board member from 2019 to present), and Obvius Robotics, Inc. since March 2021. From 1966 to 1979, Mr. Dewey was a Founder and President of The Cannon Group, Inc. (i.e., Cannon Films), which was the one of the first independent film companies to finance, produce and distribute motion pictures worldwide. He also has had a successful career on Wall Street serving as Executive Vice President and Head of High Yield Sales at Jefferies & Co. from 1994 until 2007, and subsequently was Vice Chairman of National Securities Corp. from 2007 until 2011. Mr. Dewey was a Partner and Institutional Sales Manager in High Yield Fixed Income at Bear, Stearns & Co. from 1980 to 1990, and Managing Partner of Scully Brothers & Foss/The Marion Group, L.P. until 1994. He holds an MBA from The Wharton Graduate School of Business. Our board has determined that Mr. Dewey’s experience as director of medical technology companies, including public company experience, qualifies him to serve as a member of our board of directors.

David J. Matlin has served as our Chief Financial Officer and director since September 2020. Mr. Matlin was also the co-founder and Chief Executive Officer of MatlinPatterson Global Advisers LLC (“MatlinPatterson”), a distressed securities investment manager, which he co-founded in July 2002, through 2021. Mr. Matlin was also Chief Executive Officer of MatlinPatterson Asset Management L.P. and its operating joint venture affiliates that managed non-distressed credit strategies, from 2015 to 2018. Prior to forming MatlinPatterson, Mr. Matlin was a Managing Director at Credit Suisse, and headed their Global Distressed Securities Group upon its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P., an investment advisory firm, from 1988 to 1994. He began his career as a securities analyst at Halcyon Investments from 1986 to 1988. Mr. Matlin also serves on the board of directors of US Well Services Inc. (Nasdaq: USWS) (formerly Matlin & Partners Acquisition Corporation) and was Chief Executive Officer and Chairman of the company prior to its business combination with US Well Services LLC. He also serves on the boards of directors of Dermasensor, Inc. and Pristine Surgical LLC, which are medical device manufacturers. Mr. Matlin has served on the Board of Directors of Clene, Inc. (Nasdaq: CLNN), a biopharmaceutical manufacturer, since December 2020, and has served as the Chairman of its Board of Directors since May 2021. Since 2020, he has served on the board of Traffk, LLC, an insurance-based data analytics company, and since July 2021, he has served on the board of Empyrean Neuroscience, a biotechnology company. Previously, he served on the board of directors of Flagstar Bank FSB, a federally charted savings bank, and Flagstar Bancorp, Inc. (NYSE: FBC), a savings and loan holding company from 2009 to May 2021, CalAtlantic Group, Inc. (NYSE: CAA), a U.S. homebuilder, from 2009 to 2018, Global Aviation Holdings, Inc., an air charter company, from 2006 to 2012, and Huntsman Corporation (NYSE: HUN), a U.S. chemicals manufacturer, between 2005 and 2007 and Orthosensor, Inc. until the sale of the company to Stryker Corporation in December 2020. Mr. Matlin holds a JD degree from the Law School of the University of California at Los Angeles and a BS in Economics from the Wharton School of the University of Pennsylvania. Our board has determined that Mr. Matlin’s significant public company board experience qualifies him to serve as a member of our board of directors.

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

Ivan Delevic has served as our director since December 2020. He brings a wealth of medical device industry experience from his 25 years with Johnson & Johnson (NYSE: JNJ), GE Healthcare, and MAKO, a transformational robotic surgical company, where he served as Senior Vice President of Corporate Development from 2009 until its $1.65 billion sale to Stryker Corporation in 2013. Mr. Delevic served as the Chief Executive Officer and President of OrthoSensor, Inc., a leader in orthopedic sensor technologies, from

October 2014 and a director of the board of directors of OrthoSensor, Inc. from 2015 until the company was sold to Stryker Corporation in December 2020. He previously served in several capacities at GE Healthcare from 1996 to 2007, including General Manager of Molecular Imaging EMEA, Global Marketing and Sales VP for Surgical Navigation. Mr. Delevic holds board positions at several medical device and healthcare companies, including: DermaSensor Inc. (since 2015), Pristine Surgical Corp. (since 2017) and EnMovi Ltd. (from 2019 through January 2021), and was a director of INSIGHTEC Ltd. from January 2015 to January 2021. He served as a consultant to INSIGHTEC Ltd. from November 2020 until January 2021 when he became INSIGHTEC’s Senior Vice President of Strategic Marketing and Business Development. Mr. Delevic holds an MBA from the Technical University of Budapest through a joint program with Herriot-Watt University and a M.Sc. in Electrical Engineering from the Technical University of Budapest. Our board has determined that Mr. Delevic’s experience serving on boards of medical device companies qualifies him to serve as a member our board of directors.

Martin W. Roche, MD has served as our director since December 2020. He is a practicing orthopedic surgeon specializing in robotic and sensor assisted knee surgery at Holy-Cross Hospital in Fort Lauderdale, Florida since 1996, and is Director of Arthroplasty for the “Hospital for Special Surgery Florida”. He serves as a member of the American and European Knee Society. Dr. Roche was the designing surgeon and performed the first robotic assisted Makoplasty partial and total knee arthroplasty. He has published and lectured extensively in the field of orthopedics and holds over 100 patents focused on medical technology. He was the founder of OrthoSensor, Inc. and served as its Chief Medical Officer and director from 2008 until the sale of the company to Stryker Corporation in December 2020. He is a consultant to Stryker Orthopedics and Pristine Surgical, LLC. He received his MD in Biology from University College Cork in Ireland, and completed his Orthopedic Residency at Jackson Memorial Hospital in Miami, Florida. Our board has determined that Dr. Roche’s expertise in the medical technology field and director experience qualifies him to serve as a member of our board of directors.

Thierry Thaure has served as our director since March 2021. Mr. Thaure has over 35 years of experience in medical device technology as an entrepreneur, senior executive and director. Since 2019, Mr. Thaure has been Chief Executive Officer and a Director of Triflo Cardiovascular, Inc., a company that is developing a technology for the treatment of tricuspid regurgitation. From 2012 to 2019, he was co-Founder and Chief Executive Officer of Cephea Valve Technologies, Inc., a company that developed a percutaneous mitral valve replacement technology and was purchased by Abbott Laboratories in 2019. Previously, he served as Chief Executive Officer from 2004 to 2011 of EndoGastric Solutions, Inc., a medical technology company that develops incisionless transoral procedures for the treatment of GERD, Senior Vice President and General Manager from 2001 to 2004 of Accuray, Inc. (Nasdaq: ARAY), a leader in radiosurgery which he helped take public, and was founding Vice President of Sales & Marketing from 1997 to 2001 at Intuitive Surgical, Inc. (Nasdaq: ISRG), a medical robotics company designing products to improve clinical outcomes of patients through minimally invasive surgery. Prior to that, Mr. Thaure held engineering, marketing and business development roles at Guidant Corp. and American Hospital Supply Corp. in their cardiovascular divisions. During his career, Mr. Thaure has served as board member for several public and private companies, including Pulse Biosciences, Inc. (Nasdaq: PLSE) from 2015 to 2017, where he served on its Compensation and Governance Committees, and was Chairman of its Audit Committee. He also served on the following private company boards: Mauna Kea Technologies Inc. from 2001 to 2012, Aquyre Bioscience Inc. since 2019, and FlexDex Inc from 2019 to 2020 and has served on the board of GT Metabolic Solutions, Inc. since May 2020. Mr. Thaure holds a B.S. in Chemistry and Biomedical Engineering from Duke University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Our board has determined that Mr. Thaure’s experience as a director of medical technology companies, including public company experience, qualifies him to serve as a member of our board of directors.

Manuel Aguero has served as our director since April 2021. Mr. Aguero has over 38 years of experience in the healthcare industry, including seven years at Johnson & Johnson’s Surgikos division (1984 to 1990) where he held positions of increasing responsibility including sales, marketing, and management, rising from a territorial sales position to becoming Director of Sales Training. Mr. Aguero co-founded and has been President of QMed Corporation, a medical device distribution company since its inception in 1990. He also has served on the board of its affiliate, Phoenix Healthcare Solutions, a leading medical manufacturing company, since 2012. Mr. Aguero was an early stage investor and has served on the board of directors of Veterans Healthcare Supply Solutions since 2011. He also served on the board of Orthosensor Inc., a leader in orthopedic sensor technologies, from 2010 until its sale to Stryker in 2020. Mr. Aguero graduated with Honors from The University of Florida with a BSBA in Business Finance. Our board has determined that Mr. Aguero’s experience as a director of medical technology companies qualifies him to serve as a member of our board of directors.

David A. Treadwell has served as our director since April 2021. Mr. Treadwell has been a director of Visteon, an automotive supplier focused on cockpit electronics, since August 2012. He has also served on the boards of Flagstar Bank, Inc. (NYSE: FBC), a $27 billion regional bank, since 2009 and U.S. Well Services, Inc. (Nasdaq: USWS) (formerly known as Matlin & Partners Acquisition

Corporation prior to its merger with U.S. Well Services LLC), a high-pressure hydraulic fracturing supplier, since 2018. Mr. Treadwell also serves as Chairman of Tweddle Group, a provider of automotive owner manuals/information, since September 2018; and Chairman of AGY, LLC, a producer of high-tech glass fiber for a variety of global applications, since July 2013. Mr. Treadwell has served on the boards of several other public and private companies. Mr. Treadwell served as President and Chief Executive Officer of EP Management Corporation, formerly known as EaglePicher Corporation, a diversified industrial group, from August 2006 to September 2011. Mr. Treadwell was EaglePicher’s Chief Operating Officer from June 2005 to July 2006. EaglePicher Corporation included EP Medical Batteries, which developed and supplied implantable medical batteries. Prior to that, he served as Oxford Automotive’s Chief Executive Officer from 2004 to 2005. Mr. Treadwell graduated from University of Michigan in 1976 with high honors, BBA in Business. Our board has determined that Mr. Treadwell’s public company board experience qualifies him to serve as a member of our board of directors.

Special Advisor

Michael Stansky has served as our special advisor since December 2020. Mr. Stansky was a Managing Director of Tudor Investment Corporation where he was responsible for long/short equity and venture capital investments. He joined Tudor Investment Corporation in January 1994 and retired from active investment management in 2008. From 1985 to 1994, Mr. Stansky was an analyst and portfolio manager at Wellington Management Company. In his personal capacity, as well as at Tudor Investment Corporation, he has been an early stage or crossover investor and/or served on the boards of directors of several healthcare companies, including ShockWave Medical, Inc., MAKO, TransMedix Group (Nasdaq: TMDX) and Healtheon (now WebMD). He served as Chairman of OrthoSensor, Inc. until the company was acquired by Stryker Corporation in December 2020 and has served on the board of INSIGHTEC Ltd. since November 2018. Mr. Stansky also served on the Investment Committee of Leerink Revelation Healthcare Fund from 2016 to 2021. He holds a B.A. in Accounting from the University of Massachusetts and a M.B.A. from Harvard Business School. Mr. Stansky is a Certified Public Accountant and a Chartered Financial Analyst.

Our special advisor (i) assists us in sourcing and negotiating with potential business combination targets, (ii) provides his business insights when we assess potential business combination targets and (iii) upon our request, will provide his business insights as we work to create additional value in the businesses that we acquire. In this regard, he fulfills some of the same functions as our board members. However, he has no written advisory agreement nor employment or compensation arrangements with us. Moreover, our special advisor is not under any fiduciary obligations to us nor does he perform board or committee functions, nor does he have any voting or decision- making capacity on our behalf. He also is not required to devote any specific amount of time to our efforts and is not subject to the fiduciary requirements to which our board members are subject. Accordingly, if our special advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that it may acquire.

Number and Terms of Office of Officers and Directors

We have eight directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Messrs. Karti, Roche, Thaure and Aguero will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Delevic, Matlin, Treadwell and Dewey, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of our board of directors. Messrs. Delevic, Karti and Aguero serve as members of our audit committee, and Mr. Delevic chairs the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Delevic Karti, and Aguero meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Delevic qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of our board of directors. Mr. Roche and Mr. Aguero serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Aguero chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Karti, Delevic, Roche and Aguero. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. We accrue $10,000 per month for office space, utilities and secretarial and administrative support payable to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth elsewhere in this Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors or their respective affiliates prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 31,250,000 shares of our common stock, consisting of (i) 25,000,000 shares of our Class A common stock and (ii) 6,250,000 shares of our Class B common stock, issued and outstanding as of March 2, 2022. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Common Stock
Directors and Executive Officers
Christopher C. Dewey (3)	—	—	6,250,000	100.0%	20.0%
David J. Matlin (3)	—	—	6,250,000	100.0%	20.0%
Robert H. Weiss	—	—	—	—	—
Karim Karti	—	—	—	—	—
Ivan Delevic	—	—	—	—	—
Martin W. Roche, MD	—	—	—	—	—
Thierry Thaure	—	—	—	—	—
Manny Aguero	—	—	—	—	—
David Treadwell	—	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	6,250,000	100.0%	20.0%
Five Percent or More Stockholders
MedTech Acquisition Sponsor LLC (3)	—	—	6,250,000	100.0%	20.0%
BlackRock, Inc. (4)	2,728,951	10.9%	—	—	8.7%
Hartree Partners, LP (5)	1,727,205	6.9%	—	—	5.5%
Wellington Management Group LLP (6)	1,847,443	7.4%	—	—	5.9%
Magnetar Financial LLC (7)	1,704,950	6.8%	—	—	5.5%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o MedTech Acquisition Corporation, 48 Maple Avenue, Greenwich, CT 06830.
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

(7)

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

Commencing on December 17, 2020, we started to accrue an amount payable to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

On December 30, 2021, we issued an unsecured promissory note in the principal amount of $544,000 (the “2021 Promissory Note”) to our sponsor. The 2021 Promissory Note does not bear interest and matures upon closing of our initial business combination. The proceeds of the 2021 Promissory Note will be used for working capital purposes. The foregoing description of the Note is qualified in its entirety by reference to the full text of the 2021 Promissory Note, a copy of which is filed with this Report as Exhibit 10.6 and is incorporated herein by reference.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”), of which $75,000 was funded by the sponsor upon execution thereof. The 2022 Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Karti, Delevic, Roche, Aguero, Thaure and Treadwell are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were $153,985 and $77,765, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 and 2020 financial statements included in this Report on.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We were billed $5,665 and $5,870 for the preparation of tax returns by Withum for the year ended December 31, 2021 and for the period from September 21, 2020 (inception) through December 31, 2020, respectively.

All Other Fees. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16. Form 10-K Summary

Not applicable.

MEDTECH ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

MedTech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MedTech Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 22, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 2, 2022

PCAOB ID Number 100

MEDTECH ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$200,884	$1,334,998
Prepaid expenses	325,000	673,200
Total Current Assets	525,884	2,008,198

Investments held in Trust Account	250,007,295	250,003,298
TOTAL ASSETS	$250,533,179	$252,011,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities – Accounts payable and accrued expenses	$1,057,616	$103,216
Promissory note - related party	544,000	—
Warrant liabilities	6,898,666	14,642,666
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	17,250,282	23,495,882

Commitments and Contingencies
Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value as of December 31, 2021 and 2020	250,000,000	250,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2021 and 2020	625	625
Additional paid-in capital	—	—
Accumulated deficit	(16,717,728)	(21,485,011)
Total Stockholders’ Deficit	(16,717,103)	(21,484,386)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$250,533,179	$252,011,496

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		from September
		11, 2020
	Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$3,040,714	$108,493
Loss from operations	(3,040,714)	(108,493)

Other income (loss):
Change in fair value of warrant liabilities	7,744,000	(83,333)
Transaction Costs associated with the Initial Public Offering	—	(522,861)
Interest earned on marketable securities held in Trust Account	63,997	3,298
Total other income (loss), net	7,807,997	(602,896)

Net income (loss)	$4,767,283	$(711,389)

Weighted average shares outstanding of Class A common stock	25,000,000	2,027,027
Basic and diluted net income (loss) per share, Class A	$0.15	$(0.09)

Weighted average shares outstanding of Class B common stock	6,250,000	6,318,919
Basic and diluted net income (loss) per share, Class B	$0.15	$(0.09)

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 11, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	6,325,000	633	24,367	—	25,000

Proceeds received in excess of fair value of Private Placement Warrants	—	—	1,924,000	—	1,924,000

Forfeiture of Founder Shares	(75,000)	(8)	8	—	—

Accretion for Class A common stock to redemption amount	—	—	(1,948,375)	(20,773,622)	(22,721,997)

Net loss	—	—	—	(711,389)	(711,389)

Balance — December 31, 2020	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)

Net income	—	—	—	4,767,283	4,767,283

Balance — December 31, 2021	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For The
		from Period
		September 11,
		2020
		(Inception)
	Year Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,767,283	$(711,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(7,744,000)	83,333
Transaction costs associated with the Initial Public Offering	—	522,861
Formation cost paid by sponsor in exchange for issuance of founder shares	—	878
Interest earned on marketable securities held in Trust Account	(63,997)	(3,298)
Changes in operating assets and liabilities:
Prepaid expenses	348,200	(673,200)
Accounts payable and accrued expenses	954,400	103,216
Net cash used in operating activities	(1,738,114)	(677,599)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account for franchise and income taxes	60,000	—
Net cash provided by (used in) investing activities	60,000	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placements Warrants	—	7,400,000
Proceeds from promissory note - related party	544,000	—
Repayment of promissory note - related party	—	(178,080)
Payment of offering costs	—	(234,323)
Net cash provided by financing activities	544,000	252,012,597

Net Change in Cash	(1,134,114)	1,334,998
Cash — Beginning of period	1,334,998	—
Cash — End of period	$200,884	$1,334,998

Non-cash investing and financing activities:
Offering costs paid through promissory note	$—	$177,202
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the financial statements

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the proposed Merger with Memic as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had $200,884 in its operating bank account and working capital deficit of $1,068,437, which excludes $7,295 of franchise taxes payable that can be paid with the interest earned on the trust.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

On December 30, 2021, the company entered into a promissory note agreement with the Sponsor for $544,000 (Note 5). As of December 31, 2021, there was $544,000 outstanding under the promissory note agreement.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”), of which $75,000 was funded by the sponsor upon execution thereof. The 2022 Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying balance sheet, and fair value of the investments in the trust account are equal to the amortized cost basis of the money market funds. At December 31, 2020, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities, which were presented at amortized cost on the balance sheet.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 25,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the consolidated balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(9,083,333)
Class A common stocks issuance costs	$(13,638,664)
Plus:
Accretion of carrying value to redemption value	$22,721,997
Class A common stock subject to possible redemption	$250,000,000

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. A total of $14,161,525 in offering costs were incurred. Of these offering costs $13,638,664 were related to the Initial Public Offering and charged to Class A Common Stock subject to possible redemption. Offering costs allocable to Public Warrants and Private Placement Warrants were $514,106 and $8,755, respectively, and expensed at the date of Initial Public Offering.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

			For The Period from
	Year		September 11, 2020
	Ended		(Inception) Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Share of common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,813,826	$953,457	$(172,779)	$(538,610)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	2,027,027	6,318,919
Basic and diluted net income (loss) per Share of common stock	$0.15	$0.15	$(0.09)	$(0.09)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrant Liabilities.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

September 11, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $0, respectively, in fees for these services, of which $120,000 is included in accrued expenses in the accompanying balance sheet at December 31, 2021.

Promissory Note — Related Party

On December 30, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The Promissory Note is non-interest bearing. No amount shall be due under this Note if such Initial Business Combination is not consummated on or before the 24 month anniversary of the date of the completion of the Maker’s initial public offering. As of December 31, 2021 and 2020, there was $544,000 and $0 outstanding under the Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Professional Fees

As of December 31, 2021, the Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which are contingent upon the consummation of the Business Combination.

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

Pursuant to the Business Combination Agreement at the time the Merger becomes effective (the “Effective Time”), among other things:

●	the shares of The Company’s Class A common stock, par value $0.0001 per share (the “SPAC Class A Stock”) and the Public Warrants, which, immediately prior to the Effective Time, will be automatically separated, if not already separated prior to such time, and the holder thereof will be deemed to hold one share of SPAC Class A Stock and one-third of one Public Warrant;
●	each share of the Company Class B common stock, par value of $0.0001 (the “SPAC Class B Stock”) and SPAC Class A Stock issued and outstanding immediately prior to the Effective Time (after giving effect to any redemptions by our public stockholders) will be converted into and will for all purposes represent only the right to receive one ordinary share, no par value per share, of Memic (“Memic Ordinary Shares”);
●	each Public Warrant and each Private Placement Warrants to purchase one share of SPAC Class A Stock issued to our Sponsor that is outstanding unexercised immediately prior to the Effective Time will be converted into and become a warrant to purchase one Memic Ordinary Share; and
●	each pre-closing shareholder of Memic will receive price adjustment rights entitling such holders to receive additional Memic Ordinary Shares upon the achievement of certain milestones related to Memic’s post-closing trading price; the maximum number of Memic Ordinary Shares issuable pursuant to such price adjustment rights equals seventeen percent (17%) of the sum of (i) the number of outstanding Memic Ordinary Shares as calculated immediately after the closing of the Merger, (ii) the number of Memic Ordinary Shares issuable upon exercise of outstanding options that are vested and exercisable as of the Merger, and (iii) the number of Memic Ordinary Shares issuable upon exercise of Memic’s warrants that were issued and outstanding immediately prior the Merger, as ultimately determined after the consummation of the Merger.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Sponsor Letter Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, in support of the Merger, the Sponsor, and each of the Company’s officers and each of the members of the Company’s board of directors (each an “Insider” and collectively, the “Insiders” and, together with the Sponsor, the “Sponsor Group”), entered into and delivered to Memic a letter agreement (the “Sponsor Letter Agreement”) by which the Sponsor Group agreed to, among other things, (i) vote all shares of SPAC Class B Stock and all shares of SPAC Class A Stock beneficially owned by him, her or it in favor of the Merger and each other proposal related to the Merger included on the agenda for the special meeting of stockholders relating to the Merger; (ii) when such meeting of stockholders is held, appear at such meeting or otherwise cause the SPAC Class B Stock or SPAC Class A Stock beneficially owned by him, her or it to be counted as present thereat for the purpose of establishing a quorum; and (iii) vote all SPAC Class B Stock and SPAC Class A Stock beneficially owned by him, her or it against any action that would reasonably be expected to materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Business Combination Agreement or result in a breach of any covenant, representation or warranty or other obligation or agreement of the Company under the Business Combination Agreement or result in a breach of any covenant or other obligation or agreement of the Sponsor or any Insider contained in the Sponsor Letter Agreement. The final prospectus became effective on February 14, 2022.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021. The foregoing descriptions of each of the Business Combination Agreement, the Sponsor Letter Agreement, the form of Voting Agreement, the Lock-Up Agreement, the form of Registration Rights Agreement and the form of the Subscription Agreement are qualified in their entirety by reference to such agreement filed as an exhibit to this Annual Report.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 — WARRANT LIABILITIES

As of December 31, 2021 and 2020, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021 and 2020, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$40,819	$12,170
Organizational costs/Startup expenses	606,383	9,921
Total deferred tax assets	647,202	22,091
Valuation allowance	(647,202)	(22,091)
Deferred tax asset, net of allowance	$—	$—

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(625,111)	(22,091)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	625,111	22,091

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a U.S. federal net operating loss carryover of approximately $194,000 and $58,000 available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $625,111 and $22,091,respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020  is as follows:

	December 31,	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(34.1)%	(2.5)%
Transaction costs allocable to warrants	—	(15.4)%
Change in valuation allowance	13.1%	(3.1)%
Income tax provision	(0.0)%	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised $250,007,295 in money market funds. At December 31, 2020, assets held in the Trust Account were comprised of $923 in cash and $250,002,375 in U.S. Treasury securities. During year ended December 31, 2021, the Company withdrew $60,000 of interest income from the Trust Account to pay for taxes.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at December 31, 2021 and 2020, are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain (Loss)	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/11/2021)	1	$250,002,375	$(12,605)	$249,989,770

		December 31,	December 31,
	Level	2020	2021
Assets:
Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1	$—	$250,007,295

Liabilities:
Warrant Liabilities - Public Warrants	1	$—	$4,333,333
Warrant Liabilities - Public Warrants	3	$9,166,666	$—
Warrant Liabilities - Private Placement Warrants	3	$5,476,000	$2,565,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the statements of operations.

The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of December 31, 2021 and 2020, were as follows:

	December 31,	December 31,
	2021	2020
Exercise price	$11.50	$11.50
Stock price	$9.88	$10.13
Volatility	9.6%	16.7%
Term	5.16	5.96
Risk-free rate	1.27%	0.50%
Dividend yield	0.0%	0.0%

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents the changes in the level 3 fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$5,476,000	$9,166,666	$14,642,666
Change in fair value	(2,910,667)	(4,833,333)	(7,744,000)
Transfer to level 1	—	(4,333,333)	(4,333,333)
Fair value as of December 31, 2021	$2,565,333	$—	$2,565,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,333,333, when the Public Warrants were separately listed and traded.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”), of which $75,000 was funded by the sponsor upon execution thereof. The 2022 Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 17, 2020, by and between the Company and Raymond James & Associates, Inc. (3)
2.1+	Business Combination Agreement, dated August 12, 2021, by among MedTech Acquisition Corp., Memic Innovative Surgery Ltd. (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 17, 2020, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (6)
10.1	Sponsor Letter Agreement, dated August 12, 2021.(4)
10.2	Form of Memic Voting Agreement.(4)
10.3

Confidentiality and Lock-Up Agreement, dated August 12, 2021, by and among Memic Innovative Surgery Ltd., MedTech Acquisition Corp., MedTech Acquisition Sponsor LLC and the other parties named therein.(4)

10.4	Form of Registration Rights Agreement.(4)
10.5	Form of PIPE Subscription Agreement.(4)
10.6	Promissory Note, dated as of December 30, 2021 issued to the Sponsor.(5)
10.7	Letter Agreement, dated December 17, 2020, by and among the Company, its officers and directors and the Sponsor. (3)
10.8	Promissory Note, dated as of September 11, 2020 issued to the Sponsor. (1)
10.9	Investment Management Trust Agreement, dated December 17, 2020, by and between the Company and Continental, as trustee. (3)
10.10	Registration Rights Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.11	Securities Subscription Agreement, dated September 11, 2020, by and between the Company and the Sponsor. (1)
10.12	Private Placement Warrants Purchase Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.13	Administrative Support Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.14	Form of Indemnity Agreement. (2)
10.15	Promissory Note, dated as of January 28, 2022 issued to the Sponsor.(7)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*     Filed herewith.

**	Furnished herewith.
+

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, filed with the SEC on November 30, 2020.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 9, 2020.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2020.
(4)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on December 30, 2021.
(6)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on January 28, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2022	MedTech Acquisition Corporation

	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher C. Dewey	Chief Executive Officer and Director	March 2, 2022
Christopher C. Dewey	(Principal Executive Officer)

/s/ David J. Matlin	Chief Financial Officer and Director	March 2, 2022
David J. Matlin	(Principal Financial and Accounting Officer)

/s/ Karim Karti	Chairman	March 2, 2022
Karim Karti

/s/ Ivan Delevic	Director	March 2, 2022
Ivan Delevic

/s/ Martin Roche, MD	Director	March 2, 2022
Martin Roche, MD

/s/ Thierry Thaure	Director	March 2, 2022
Thierry Thaure

/s/ Manuel Aguero	Director	March 2, 2022
Manuel Aguero

/s/ David L. Treadwell	Director	March 2, 2022
David L. Treadwell