Form 10-Q
period 2022-03-31
MedTech Acquisition Corp
filed 2022-05-11
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39813

MEDTECH ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3009869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Maple Avenue Greenwich, CT 06830
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

As of May 11, 2022, there were 25,000,000 shares of Class A common stock, $0.0001 par value and 6,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$50,930	$200,884
Prepaid expenses	295,875	325,000
Total Current Assets	346,805	525,884

Investments held in Trust Account	250,053,495	250,007,295
TOTAL ASSETS	$250,400,300	$250,533,179

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued expenses	$1,272,344	$1,057,616
Promissory note - related party	809,000	544,000
Total Current Liabilities	2,081,344	1,601,616

Warrant liabilities	3,449,334	6,898,666
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	14,280,678	17,250,282

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,881,003)	(16,717,728)
Total Stockholders’ Deficit	(13,880,378)	(16,717,103)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250,400,300	$250,533,179

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$669,807	$307,992
Loss from operations	(669,807)	(307,992)

Other income (expenses):
Change in fair value of warrant liabilities	3,449,332	(98,666)
Interest earned on marketable securities held in Trust Account	57,200	34,624
Total other income (expenses), net	3,506,532	(64,042)

Net income (loss)	$2,836,725	$(372,034)

Weighted average shares outstanding of Class A common stock	25,000,000	25,000,000
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.01)

Weighted average shares outstanding of Class B common stock	6,250,000	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)

Net income	—	—	—	2,836,725	2,836,725

Balance – March 31, 2022	6,250,000	$625	$—	$(13,881,003)	$(13,880,378)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)

Net loss	—	—	—	(372,034)	(372,034)

Balance – March 31, 2021	6,250,000	$625	$—	$(21,857,045)	$(21,856,420)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,836,725	$(372,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,449,332)	98,666
Interest earned on marketable securities held in Trust Account	(57,200)	(34,624)
Changes in operating assets and liabilities:
Prepaid expenses	29,125	45,350
Accounts payable and accrued expenses	214,728	56,794
Net cash used in operating activities	(425,954)	(205,848)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	11,000	—
Net cash provided by investing activities	11,000	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	265,000	—
Net cash provided by financing activities	265,000	—

Net Change in Cash	(149,954)	(205,848)
Cash - Beginning of period	200,884	1,334,998
Cash - End of period	$50,930	$1,129,150

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and the terminated Merger with Memic Innovative Surgery, Ltd. as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2022, the Company had $50,930 in its operating bank account and working capital deficit of $1,681,044, which excludes $50,000 of franchise taxes payable that can be paid with the interest earned on the trust.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the "2021 Promissory Note") The 2021 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company's initial business combination. As of March 31, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the "2022 Promissory Note"). The 2022 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company's initial business combination. As of March 31, 2022, there was $265,000 outstanding under the 2022 Promissory Note.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," the Company has until December 22, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities, which were presented at amortized cost on the condensed balance sheet. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying balance sheet, and fair value of the investments in the Trust Account are equal to the amortized cost basis of the money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(9,083,333)
Class A common stocks issuance costs	$(13,638,664)
Plus:
Accretion of carrying value to redemption value	$22,721,997
Class A common stock subject to possible redemption	$250,000,000

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Share of common stock
Numerator:
Allocation of net income (loss)	$2,269,380	$567,345	$(297,627)	$(74,407)
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per Share of common stock	$0.09	$0.09	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation’s coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MARCH 31, 2022

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

NOTE 3 - PUBLIC OFFERING

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

MARCH 31, 2022

(UNAUDITED)

NOTE 4 - PRIVATE PLACEMENT

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000, in fees for these services. There were $150,000 and $120,000 included in accrued expenses for these services in the accompanying condensed balance sheets at March 31, 2022 and December 31, 2021.

Promissory Note - Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of March 31, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note in principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of March 31, 2022 and December 31, 2021, there was $265,000 and $0 outstanding under the 2022 Promissory Note, respectively.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statement. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Contingent Professional Fees

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which are contingent upon the consummation of the Business Combination. On March 12, 2022, the Business Combination was terminated, as such, the incurred contingent legal and investment advisory fees are no longer due. These fees were not recorded on the Company’s balance sheet, therefore no reversal was required.

Business Combination Agreement

On August 12, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”).

Termination of Business Combination Agreement

On March 10, 2022, the Company, Memic and Merger Sub entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The termination of the Business Combination Agreement is effective as of March 9, 2022.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement, along with any Transaction Agreement (as defined in the Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the SPAC Sponsor Letter Agreement by and among Memic, the Sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the business combination.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31,2021, there were 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company's stockholders except as otherwise required by law.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 8 - WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022 and December 31, 2021, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $1,119 in cash and $250,052,376 in U.S. Treasury securities. During the three months ended March 31, 2022, the Company withdrew $11,000 of interest income from the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised $250,007,295 in money market funds. During the year ended December 31, 2021, the Company withdrew $60,000 of interest income from the Trust Account to pay for taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

determine such fair value. The gross holding loss and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021, are as follows:

		March 31,	December 31,
	Level	2022	2021
Assets:
Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1	$250,053,495	$250,007,295
Liabilities:
Warrant Liabilities - Public Warrants	1	$2,166,667	$4,333,333
Warrant Liabilities - Private Placement Warrants	3	$1,282,667	$2,565,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the condensed statements of operations.

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

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of March 31, 2022 and December 31, 2021, were as follows:

	March 31,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$9.80	$9.88
Volatility	3.9%	9.6%
Term	5.67	5.16
Risk-free rate	2.38%	1.27%
Dividend yield	0.0%	0.0%

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following tables presents the changes in the level 3 fair value of warrant liabilities during the three months ended March 31, 2022 and March 31, 2021:

Private Placement
Fair value as of December 31, 2021	$2,565,333
Change in fair value	(1,282,666)
Fair value as of March 31, 2022	$1,282,667

Private Placement
Fair value as of December 31, 2020	$5,476,000
Change in fair value	98,666
Fair value as of March 31, 2021	$5,574,666

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 and March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses in the healthcare industry;
●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ liquidity and trading;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as the Risk Factors section of the proxy statement/ prospectus included in the registration statement for the terminated Merger when it becomes available. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On March 9, 2022, the Company convened and then adjourned, without conducting any other business, its special meeting of stockholders relating to the proposed business combination with Memic and the other transactions contemplated by the Business Combination Agreement.

On March 10, 2022, the Company, Memic and Merger Sub entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The termination of the Business Combination Agreement is effective as of March 9, 2022.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement, along with any Transaction Agreement (as defined in the Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the SPAC Sponsor Letter Agreement by and among Memic, the Sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after the Initial Public Offering, identifying a target company for an initial business combination, including Memic. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the three months ended March 31, 2022, we had a net income of $2,836,725, which consists of a change in fair value of warrant liabilities of $3,449,332 and interest earned on marketable securities held in the Trust Account of $57,200, offset by general and administrative expenses of $669,807.

For the three months ended March 31, 2021, we had a net loss of $372,034, which consists of general and administrative expenses of $307,992 and change in fair value of warrant liabilities of $98,666, offset by interest earned on investments held in the Trust Account of $34,624.

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

For the three months ended March 31, 2022, cash used in operating activities was $425,954. Net income of $2,836,725 was affected by a change in fair value of warrant liabilities of $3,449,332 and interest earned on marketable securities held in the Trust Account of $57,200. Changes in operating assets and liabilities provided $243,853 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $205,848. Net loss of $372,034 was affected by interest earned on investments held in the Trust Account of $34,624 and change in fair value of warrant liabilities of $98,666. Changes in operating assets and liabilities provided $102,144 of cash from operating activities.

As of March 31, 2022, we had investments held in the Trust Account of $250,053,495. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the quarter ended March 31, 2022, we withdrew $11,000 of interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $50,930. We intend to use the funds held outside the Trust Account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

On December 30, 2021, the Company issued an unsecured promissory note (the "2021 Promissory Note") to the sponsor, pursuant to which the Company borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the "2022 Promissory Note"), of which $265,000 was funded by the Sponsor during the quarter ended March 31, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of the Company's initial business combination.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," the Company has until December 22, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which are contingent upon the consummation of the Merger. On March 12, 2022, the Merger was terminated, as such, the incurred legal and investment advisory fees are no longer due. These fees were never accrued on the Company’s balance sheet, therefore no reversal was required.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and private placement warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 28, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1+	Termination of Business Combination Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2022)
10.2	Promissory Note, dated as of January 28, 2022 issued to the Sponsor (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on January 28, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished herewith.

+ Certain of the exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTECH ACQUISITION CORPORATION

Date: May 11, 2022	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)