Form 10-Q
period 2022-06-30
MedTech Acquisition Corp
filed 2022-08-10
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39813

MEDTECH ACQUISITION CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3009869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Maple Avenue Greenwich, CT
(Address of principal executive offices)

06830

(Zip Code)

(908) 391-1288
(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$69,182	$200,884
Prepaid expenses	197,250	325,000
Total current assets	266,432	525,884

Investments held in Trust Account	250,288,209	250,007,295
TOTAL ASSETS	$250,554,641	$250,533,179

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued expenses	$765,244	$1,057,616
Income taxes payable	28,202	—
Promissory note - related party	944,000	544,000
Total current liabilities	1,737,446	1,601,616

Warrant liabilities	1,061,334	6,898,666
Convertible note - related party	500,000	—
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	12,048,780	17,250,282

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	250,048,138	250,000,000

Stockholders’ Deficit
Preferred stock, par value $0.0001 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, par value $0.0001 per share; 100,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, par value $0.0001 per share; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,542,902)	(16,717,728)
Total Stockholders’ Deficit	(11,542,277)	(16,717,103)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,554,641	$250,533,179

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$288,273	$783,925	$958,080	$1,091,917
Loss from operations	(288,273)	(783,925)	(958,080)	(1,091,917)

Other income:
Change in fair value of warrant liabilities	2,388,000	1,159,999	5,837,332	1,061,333
Interest earned on marketable securities held in Trust Account	314,714	2,792	371,914	37,416
Total other income	2,702,714	1,162,791	6,209,246	1,098,749

Income before provision for income taxes	2,414,441	378,866	5,251,166	6,832
Provision for income taxes	(28,202)	—	(28,202)	—
Net income	$2,386,239	$378,866	$5,222,964	$6,832

Weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock	$0.08	$0.01	$0.17	$0.00

Weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.08	$0.01	$0.17	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)
Net income	—	—	—	2,836,725	2,836,725
Balance – March 31, 2022	6,250,000	625	—	(13,881,003)	(13,880,378)
Accretion of shares of Class A common stock to redemption amount	—	—	—	(48,138)	(48,138)
Net income	—	—	—	2,386,239	2,386,239
Balance – June 30, 2022	6,250,000	$625	$—	$(11,542,902)	$(11,542,277)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)
Net loss	—	—	—	(372,034)	(372,034)
Balance – March 31, 2021	6,250,000	625	—	(21,857,045)	(21,856,420)
Net income	—	—	—	378,866	378,866
Balance – June 30, 2021	6,250,000	$625	$—	$(21,478,179)	$(21,477,554)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,222,964	$6,832
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,837,332)	(1,061,333)
Interest earned on marketable securities held in Trust Account	(371,914)	(37,416)
Changes in operating assets and liabilities:
Prepaid expenses	127,750	149,064
Income taxes payable	28,202	—
Accounts payable and accrued expenses	(292,372)	250,799
Net cash used in operating activities	(1,122,702)	(692,054)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	91,000	—
Net cash provided by investing activities	91,000	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	500,000	—
Proceeds from promissory note - related party	400,000	—
Net cash provided by financing activities	900,000	—

Net Change in Cash	(131,702)	(692,054)
Cash - Beginning of period	200,884	1,334,998
Cash - End of period	$69,182	$642,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the terminated business combination with Memic Innovative Surgery, Ltd. (the “Memic Business Combination”) as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2022, the Company had $69,182 in its operating bank account and working capital deficit of $1,230,943, which excludes $28,202 of income taxes payable and $20,000 of franchise taxes payable that can be paid with the interest earned on the trust and $191,869 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust.

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note”). The 2021 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of June 30, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”). The 2022 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of June 30, 2022, there was $400,000 outstanding under the 2022 Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On May 24, 2022, the Company issued the Convertible Promissory Note (as defined in Note 5) in the principal amount of up to $1,500,000 to the Sponsor. As of June 30, 2022 and December 31, 2021, there was $500,000 and $0 outstanding under the Convertible Promissory Note.

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

JUNE 30, 2022

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

At June 30, 2022, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities, which were presented at amortized cost on the condensed balance sheet. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying balance sheet, and fair value of the investments in the Trust Account are equal to the amortized cost basis of the money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(9,083,333)
Class A common stocks issuance costs	(13,638,664)
Plus:
Accretion of carrying value to redemption value	22,721,997
Class A common stock subject to possible redemption, December 31, 2021	250,000,000
Plus:
Accretion of carrying value to redemption value	48,138
Class A common stock subject to possible redemption, June 30, 2022	$250,048,138

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. A total of $14,161,525 in offering costs were incurred. Of these offering costs $13,638,664 were related to the Initial Public Offering and charged to Class A Common Stock subject to possible redemption. Offering costs allocable to Public Warrants (as defined below) and Private Placement Warrants were $514,106 and $8,755, respectively, and expensed at the date of Initial Public Offering.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.17% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 0.54% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per Share of common stock
Numerator:
Allocation of net income (loss)	$1,908,991	$477,248	$303,093	$75,773	$4,178,371	$1,044,593	$5,466	$1,366
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income (loss) per Share of common stock	$0.08	$0.08	$0.01	$0.01	$0.17	$0.17	$0.00	$0.00

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. There were $180,000 and $120,000 included in accrued expenses for these services in the accompanying condensed balance sheets at June 30, 2022 and December 31, 2021, respectively.

Promissory Note - Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of June 30, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note in principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of June 30, 2022 and December 31, 2021, there was $400,000 and $0 outstanding under the 2022 Promissory Note, respectively.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants as described in Note 8. On May 24, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s initial Business Combination (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the initial Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one share of Class A common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of this Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants and their underlying securities are entitled to certain demand and piggyback registration rights as set forth in the Convertible Promissory Note. As of June 30, 2022 and December 31, 2021, the Company had $500,000 and $0 borrowings under the Working Capital Loans. The Convertible Promissory Note was valued using the fair value method. There was no change in the fair value of the Convertible Promissory Note for the three and six months ended June 30, 2022.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Contingent Professional Fees

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which were contingent upon the consummation of the Memic Business Combination. On March 12, 2022, the Memic Business Combination was terminated, as such, the incurred contingent legal and investment advisory fees are no longer due. These fees were not recorded on the Company’s balance sheet, therefore no reversal was required.

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

Termination of Business Combination Agreement

On March 10, 2022, the Company, Memic and Merger Sub entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The termination of the Business Combination Agreement was effective as of March 9, 2022.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31,2021, there were 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 - WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

As of June 30, 2022 and December 31, 2021, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022, assets held in the Trust Account were comprised of $817 in cash and $250,287,392 in U.S. Treasury securities. During the six months ended June 30, 2022, the Company withdrew $91,000 of interest income from the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised $250,007,295 in money market funds. During the year ended December 31, 2021, the Company withdrew $60,000 of interest income from the Trust Account to pay for taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021, are as follows:

		June 30,	December 31,
	Level	2022	2021
Assets:
Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1	$250,288,209	$250,007,295
Liabilities:
Warrant Liabilities - Public Warrants	1	$666,667	$4,333,333
Warrant Liabilities - Private Placement Warrants	3	$394,667	$2,565,333

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of June 30, 2022 and December 31, 2021, were as follows:

	June 30,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$9.85	$9.88
Volatility	0.5%	9.6%
Term	5.42	5.16
Risk-free rate	2.97%	1.27%
Dividend yield	0.0%	0.0%

The following tables presents the changes in the level 3 fair value of warrant liabilities during the three and six months ended June 30, 2022 and 2021:

Private Placement
Fair value as of December 31, 2021	$2,565,333
Change in fair value	(1,282,666)
Fair value as of March 31, 2022	1,282,667
Change in fair value	(880,000)
Fair value as of June 30, 2022	$394,667

Private Placement
Fair value as of December 31, 2020	$5,476,000
Change in fair value	98,666
Fair value as of March 31, 2021	5,574,666
Change in fair value	(493,333)
Fair value as of June 30, 2021	$5,081,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 and June 30, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” are to MedTech Acquisition Corporation. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to MedTech Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included under this Quarterly Report, including, without limitation, statements in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for an initial business combination, including Memic. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the three months ended June 30, 2022, we had a net income of $2,386,239, which consists of a change in fair value of warrant liabilities of $2,388,000 and interest earned on marketable securities held in the Trust Account of $314,714, offset by general and administrative expenses of $288,273 and provision for income taxes of $28,202.

For the six months ended June 30, 2022, we had a net income of $5,222,964, which consists of a change in fair value of warrant liabilities of $5,837,332 and interest earned on marketable securities held in the Trust Account of $371,914, offset by general and administrative expenses of $958,080 and provision for income taxes of $28,202.

For the three months ended June 30, 2021, we had a net income of $378,866, which consists of a change in fair value of warrant liabilities of $1,159,999 and interest earned on marketable securities held in the Trust Account of $2,792, offset by general and administrative expenses of $783,925.

For the six months ended June 30, 2021, we had a net income of $6,832, which consists of a change in fair value of warrant liabilities of $1,061,333 and interest earned on marketable securities held in the Trust Account of $37,416, offset by general and administrative expenses of $1,091,917.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,122,702. Net income of $5,222,964 was affected by a change in fair value of warrant liabilities of $5,837,332 and interest earned on marketable securities held in the Trust Account of $371,914. Changes in operating assets and liabilities used $136,420 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $692,054. Net income of $6,832 was affected by interest earned on investments held in the Trust Account of $37,416 and change in fair value of warrant liabilities of $1,061,333. Changes in operating assets and liabilities provided $399,863 of cash from operating activities.

As of June 30, 2022, we had investments held in the Trust Account of $ 250,288,209. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2022, we withdrew $91,000 of interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $69,182. We intend to use the funds held outside the Trust Account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

On December 30, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) to the sponsor, pursuant to which the Company borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”), of which $400,000 was funded by the Sponsor during the quarter ended June 30, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 24, 2022, the Company issued the Convertible Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. As of June 30, 2022 and December 31, 2021, there was $500,000 and $0 outstanding under the Convertible Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, there were $180,000 and $120,000 included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which were contingent upon the consummation of the Memic Business Combination. On March 12, 2022, the Business Combination Agreement was terminated, as such, the incurred legal and investment advisory fees are no longer due. These fees were never accrued on the Company’s balance sheet, therefore no reversal was required.

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

Net Income (Loss) per share of Common Stock

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

Factors That May Adversely Affect our Results of Operation

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on June 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued the SEC Proposed Rules. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement and may not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS,  may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our Warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering and private placement , see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s Initial Public Offering and private placement as is described in the Company’s final prospectus, dated December 9, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1

Promissory Note of the Company, dated as of May 24, 2022, issued to MedTech Acquisition Sponsor LLC  (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2022)

31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTECH ACQUISITION CORPORATION

Dated: August 10, 2022	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2022	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial Officer)