Form 10-Q
period 2022-09-30
MedTech Acquisition Corp
filed 2022-11-10
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, there were 25,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTECH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$207,598	$200,884
Prepaid expenses	98,625	325,000
Total current assets	306,223	525,884

Cash and investments held in Trust Account	251,018,841	250,007,295
TOTAL ASSETS	$251,325,064	$250,533,179

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$806,260	$1,057,616
Income taxes payable	163,486	—
Promissory note - related party	944,000	544,000
Total current liabilities	1,913,746	1,601,616

Warrant liabilities	796,000	6,898,666
Convertible note - related party	700,000	—
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	12,159,746	17,250,282

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.03 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	250,824,486	250,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001 per share; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, par value $0.0001 per share; 100,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, par value $0.0001 per share; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(11,659,793)	(16,717,728)
TOTAL STOCKHOLDERS' DEFICIT	(11,659,168)	(16,717,103)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$251,325,064	$250,533,179

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$432,225	$807,259	$1,390,305	$1,899,176
Loss from operations	(432,225)	(807,259)	(1,390,305)	(1,899,176)

Other income:
Change in fair value of warrant liabilities	265,334	2,653,334	6,102,666	3,714,667
Interest earned on marketable securities held in Trust Account	1,017,632	18,665	1,389,546	56,081
Total other income	1,282,966	2,671,999	7,492,212	3,770,748

Income before provision for income taxes	850,741	1,864,740	6,101,907	1,871,572
(Provision) for income taxes	(191,284)	—	(219,486)	—
Net income	$659,457	$1,864,740	$5,882,421	$1,871,572

Weighted average shares outstanding of Class A common stock	25,000,000	25,000,000	25,000,000	25,000,000
Basic and diluted net income per share, Class A common stock	$0.02	$0.06	$0.19	$0.06

Weighted average shares outstanding of Class B common stock	6,250,000	6,250,000	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.06	$0.19	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)
Net income	—	—	—	2,836,725	2,836,725
Balance – March 31, 2022	6,250,000	625	—	(13,881,003)	(13,880,378)
Accretion of shares of Class A common stock to redemption amount	—	—	—	(48,138)	(48,138)
Net income	—	—	—	2,386,239	2,386,239
Balance – June 30, 2022	6,250,000	625	—	(11,542,902)	(11,542,277)
Accretion of shares of Class A common stock to redemption amount	—	—	—	(776,348)	(776,348)
Net income	—	—	—	659,457	659,457
Balance – September 30, 2022	6,250,000	$625	$—	$(11,659,793)	$(11,659,168)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)
Net loss	—	—	—	(372,034)	(372,034)
Balance – March 31, 2021	6,250,000	625	—	(21,857,045)	(21,856,420)
Net income	—	—	—	378,866	378,866
Balance – June 30, 2021	6,250,000	625	—	(21,478,179)	(21,477,554)
Net income	—	—	—	1,864,740	1,864,740
Balance – September 30, 2021	6,250,000	$625	$—	$(19,613,439)	$(19,612,814)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,882,421	$1,871,572
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(6,102,666)	(3,714,667)
Interest earned on marketable securities held in Trust Account	(1,389,546)	(56,081)
Changes in operating assets and liabilities:
Prepaid expenses	226,375	248,632
Income taxes payable	163,486	—
Accounts payable and accrued expenses	(251,356)	593,351
Net cash used in operating activities	(1,471,286)	(1,057,193)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	378,000	—
Net cash provided by investing activities	378,000	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	700,000	—
Proceeds from promissory note - related party	400,000	—
Net cash provided by financing activities	1,100,000	—

Net Change in Cash	6,714	(1,057,193)
Cash - Beginning of period	200,884	1,334,998
Cash - End of period	$207,598	$277,805

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the terminated business combination with Memic Innovative Surgery, Ltd. (the “Memic Business Combination”) as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had $207,598 in its operating bank account and working capital deficit of $1,413,168, which excludes $163,486 of income taxes payable and $30,000 of franchise taxes payable that can be paid with the interest earned on the trust and $869 of franchise taxes paid from the operating account which are reimbursable with the interest earned on the trust.

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note”). The 2021 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of September 30, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note”). The 2022 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of September 30, 2022, there was $400,000 outstanding under the 2022 Promissory Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). On May 24, 2022, the Company issued the Convertible Promissory Note (as defined in Note 5) in the principal amount of up to $1,500,000 to the Sponsor. As of September 30, 2022 and December 31, 2021, there were amounts of $700,000 and $0 outstanding under the Convertible Promissory Note, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 22, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

target company, the specific impact is not readily determinable as of the date of the condensed financial statement. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, a vote by the stockholders to extend the period of time to complete the Company’s initial Business Combination (the “extension vote”) or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $207,598 and $200,884 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2022, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities, which were presented at amortized cost on the condensed balance sheet. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

presented at fair value within the accompanying condensed balance sheet, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 25,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(9,083,333)
Class A common stocks issuance costs	(13,638,664)
Plus:
Accretion of carrying value to redemption value	22,721,997
Class A common stock subject to possible redemption, December 31, 2021	250,000,000
Plus:
Accretion of carrying value to redemption value	824,486
Class A common stock subject to possible redemption, September 30, 2022	$250,824,486

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheets date. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 22.48% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 3.60% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per Share of common stock
Numerator:
Allocation of net income	$527,566	$131,891	$1,491,792	$372,948	$4,705,937	$1,176,484	$1,497,258	$374,314
Denominator:
Basic and diluted weighted average shares outstanding	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000	25,000,000	6,250,000
Basic and diluted net income per Share of common stock	$0.02	$0.02	$0.06	$0.06	$0.19	$0.19	$0.06	$0.06

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation’s coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

(UNAUDITED)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services. There were $210,000 and $120,000 included in accrued expenses for these services in the accompanying condensed balance sheets at September 30, 2022 and December 31, 2021, respectively.

Promissory Note - Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of September 30, 2022 and December 31, 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note in principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under this note if the Business Combination is not consummated on or before December 22, 2022. As of September 30, 2022 and December 31, 2021, there were amounts of $400,000 and $0 outstanding under the 2022 Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants as described in Note 8. On May 24, 2022, the Company issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s initial Business Combination (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the initial Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one share of Class A common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of this Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants and their underlying securities are entitled to certain demand and piggyback registration rights as set forth in the Convertible Promissory Note. As of September 30, 2022 and December 31, 2021, the Company had $700,000 and $0, respectively, borrowings under the Working Capital Loans. The Convertible Promissory Note was valued using the fair value method. There was no change in the fair value of the Convertible Promissory Note for the three and nine months ended September 30, 2022.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31,2021, there were 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

As of September 30, 2022 and December 31, 2021, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $347 in cash and $251,018,494 in U.S. Treasury securities. During the nine months ended September 30, 2022, the Company withdrew $378,000 of interest income from the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised $250,007,295 in money market funds. During the year ended December 31, 2021, the Company withdrew $60,000 of interest income from the Trust Account to pay for taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021, are as follows:

		September 30,	December 31,
	Level	2022	2021
Assets:
Cash and investments held in Trust Account – Treasury Trust Money Market Fund	1	$251,018,841	$250,007,295
Liabilities:
Warrant Liabilities - Public Warrants	1	$500,000	$4,333,333
Warrant Liabilities - Private Placement Warrants	3	$296,000	$2,565,333

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of September 30, 2022 and December 31, 2021, were as follows:

	September 30,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$9.93	$9.88
Volatility	5.50%	9.60%
Term	5.25	5.16
Risk-free rate	3.97%	1.27%
Dividend yield	0.00%	0.00%

The following tables present the changes in the level 3 fair value of warrant liabilities during the three and nine months ended September 30, 2022 and 2021:

Private Placement
Fair value as of December 31, 2021	$2,565,333
Change in fair value	(1,282,666)
Fair value as of March 31, 2022	1,282,667
Change in fair value	(888,000)
Fair value as of June 30, 2022	394,667
Change in fair value	(98,667)
Fair value as of September 30, 2022	$296,000

Private Placement
Fair value as of December 31, 2020	$5,476,000
Change in fair value	98,666
Fair value as of March 31, 2021	5,574,666
Change in fair value	(493,333)
Fair value as of June 30, 2021	5,081,333
Change in fair value	(986,667)
Fair value as of September 30, 2021	$4,094,666

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company has scheduled a special meeting, in lieu of its annual meeting of stockholders, for December 7, 2022, pursuant to which it will seek stockholder approval to, among other matters, extend the time by which the Company has to complete a Business Combination from December 22, 2022 to June 22, 2023. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for an initial business combination, including Memic. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the three months ended September 30, 2022, we had a net income of $659,457, which consists of a change in fair value of warrant liabilities of $265,334 and interest earned on marketable securities held in the Trust Account of $1,017,632, offset by general and administrative expenses of $432,225 and provision for income taxes of $191,284.

For the nine months ended September 30, 2022, we had a net income of $5,882,421, which consists of a change in fair value of warrant liabilities of $6,102,666 and interest earned on marketable securities held in the Trust Account of $1,389,546, offset by general and administrative expenses of $1,390,305 and provision for income taxes of $219,486.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,471,286. Net income of $5,882,421 was affected by a change in fair value of warrant liabilities of $6,102,666 and interest earned on marketable securities held in the Trust Account of $1,389,546. Changes in operating assets and liabilities provided $138,505 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,057,193. Net income of $1,871,572 was affected by a change in fair value of warrant liabilities of $3,714,667 and interest earned on marketable securities held in the Trust Account of $56,081. Changes in operating assets and liabilities provided $841,983 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $251,018,841. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2022, we withdrew $378,000 of interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $207,598. We intend to use the funds held outside the Trust Account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

On December 30, 2021, we issued the 2021 Promissory Note to the Sponsor, pursuant to which we borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination.

On January 28, 2022, we issued the 2022 Promissory Note, of which $400,000 was funded by the Sponsor during the quarter ended September 30, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On May 24, 2022, the Company issued the Convertible Promissory Note in the principal amount of up to $1,500,000 to the Sponsor. As of September 30, 2022 and December 31, 2021, there was $700,000 and $0 outstanding under the Convertible Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, there were $210,000 and $120,000 included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

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

Net Income per share of Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s Initial Public Offering and private placement as is described in the Company’s final prospectus, dated December 9, 2020.

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

MEDTECH ACQUISITION CORPORATION

Dated: November 10, 2022	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2022	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Financial Officer)