Form 10-K
period 2022-12-31
MedTech Acquisition Corp
filed 2023-03-22
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $246,125,000 as of the last business day of the second fiscal quarter of 2022.

As of March 22, 2023, there were 1,953,422 shares of Class A common stock, par value $0.0001 per share and 6,250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●our ability to complete our initial business combination, including the TriSalus Business Combination (as defined below);
●our expectations around the performance of the prospective target business or businesses, including TriSalus (as defined below);
●our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ liquidity and trading;
●	the lack of a liquid market for our securities;
●	the use of proceeds not held in the trust account (as defined below); or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.”

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●“2021 Promissory Note” are to the unsecured promissory note in the principal amount of $544,000 issued by the Company (as defined below) to the sponsor on December 30, 2021 for Working Capital Loans;

●“2022 Convertible Promissory Note” are to the unsecured convertible promissory note in the principal amount of up to $1,500,000 issued by the Company to the sponsor on May 24, 2022 ;

●“2022 Extension Note” are to the unsecured promissory note in the principal amount of up to $468,821 issued by the Company to the sponsor on December 16, 2022 for the Extension Fund (as defined below);

●“2022 Promissory Note I” are to the unsecured promissory note in the principal amount of up to $400,000 issued by the Company to the sponsor on January 28, 2022;

●	“2022 Promissory Note III” are to the unsecured promissory note in the principal amount of up to $1,000,000 issued by the Company to the sponsor on December 16, 2022;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors”, “board” or “director” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;
●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;
●

“Combination Period” are to the 30-month period, from the closing of the initial public offering (as defined below) to June 22, 2023 (as extended with stockholder approval at the Extension Special Meeting (as defined below), or such earlier date as determined by the board), that the Company has to consummate an initial business combination;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“Company,” “our Company,” “we” or “us” are to MedTech Acquisition Corporation, a Delaware corporation;
●

“Continental” are to Continental Stock Transfer & Trust Company, transfer agent and registrar of our common stock, trustee of our trust account, and warrant agent for our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension” are to the extension of the date by which Company must consummate its initial business combination from December 22, 2022 to June 22, 2023 at the Extension Special Meeting (as defined below);

●

“Extension Contributions” are to the agreement by the sponsor, in connection with the Extension, to deposit, or cause the deposit, into the trust account (i) $0.04 for each of the 1,953,422 public shares that were not redeemed in connection with the Extension Special Meeting (which amount was deposited on December 16, 2022) plus (ii) an additional $0.04 for each of the 1,953,422 public shares that were not redeemed in connection with the Extension Special Meeting for each additional calendar month thereafter (commencing on January 22, 2023 and ending on the 22nd day of each subsequent month thereafter, through and including May 22, 2023), or portion thereof, that is needed by the Company to complete an initial business combination until June 22, 2023 (the date by which the Company must consummate an initial business combination pursuant to the

Extension). For the avoidance of doubt, the maximum aggregate amount of the Extension Contributions shall not exceed $0.24 for each of the 1,953,422 public shares that were not redeemed in connection with the Extension Special Meeting;

●	“Extension Funds” are to loans by the sponsor of up to $468,821 to the Company in connection with the Extension;
●	“Extension Special Meeting” are to the 2022 special meeting held on December 12, 2022 in lieu of the 2022 annual meeting of stockholders;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●

“founder shares” are to the shares of our Class B common stock initially purchased by our initial stockholders prior to our initial public offering, and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on December 22, 2020;
●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●

“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on November 30, 2020, as amended, and declared effective on December 17, 2022 (File No 333-251037);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“Magnetar” are to Magnetar Capital LLC.
●

“Magnetar Convertible Notes” are to the sale and issuance by the Company of up to $50,000,000 of 8.0% senior secured convertible notes to Magnetar concurrently with the closing of the TriSalus Business Combination under a non-binding term sheet between the Company, TriSalus and Magnetar.

●	“management” or our “management team” are to our officers and directors;
●	“Memic” are to Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel;
●	“Memic Business Combination Agreement” are to the Business Combination Agreement we entered into with Memic and Memic Merger Sub (as defined below) on August 12, 2021;
●	“Memic Merger Sub” are to Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic;
●	“MTAC Merger Sub” are to MTAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Stock Market;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants issued to our sponsor in the private placement simultaneously with the closing of our initial public offering;
●

“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●

“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

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

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to MedTech Acquisition Sponsor LLC, a Delaware limited liability company;
●

“Termination Agreement” are to the Termination of Business Combination Agreement entered into on March 10, 2022, between the Company, Memic and Memic Merger Sub concerning the termination of the business combination agreement entered into between the parties;

●	“TriSalus” are to TriSalus Life Sciences, Inc., a Delaware corporation;
●

“TriSalus Business Combination” are to the proposed business combination transactions involving the Company and TriSalus, including all of the transactions contemplated by the TriSalus Merger Agreement;

●	“TriSalus Merger” are to the merger of Merger Sub with and into TriSalus (as defined below) with TriSalus surviving the merger as a wholly owned subsidiary of the Company;
●	“TriSalus Merger Agreement” are to the Agreement and Plan of Merger entered into on November 11, 2022 among the Company, TriSalus, and the Merger Sub concerning the TriSalus Merger;
●	“TriSalus Registration Statement” are to our Registration Statement on Form S-4 initially filed with the SEC on January 6, 2023 (File No. 333-269138), as amended;

v

●

“trust account” are to the U.S.-based trust account maintained by Continental, acting as trustee, that currently holds the net proceeds of the sale of the units in the initial public offering and the private placement warrants as well as the Extension Contributions;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;
●

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

We are an early stage blank check company formed on September 11, 2020 as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have focused on finding businesses primarily operating in the healthcare sector in the United States and we entered into a business combination agreement with TriSalus on November 11, 2022.

Initial Public Offering and Extension of our Combination Period

On December 22, 2020, we consummated our initial public offering of 25,000,000 units. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $250,000,000.

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

We originally had up to 24 months from the closing of our initial public offering, or until December 22, 2022, to consummate an initial business combination. However, at the Extension Special Meeting held on December 12, 2022, the Company’s stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from December 22, 2022 to June 22, 2023 (or such earlier date as determined by our board of directors). In connection with the Extension Special Meeting, stockholders holding 23,046,578 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $232.37 million (approximately $10.08 per public share) was removed from the trust account and paid to such holders and approximately $19.70 million remained in the trust account. Following the redemptions, the Company had 1,953,422 public shares outstanding. In connection with the approval of the Extension, the Company issued the 2022 Extension Note to the sponsor, and the sponsor (or one or more of its affiliates, members or third-party designees) provided the Extension Funds to the Company. The 2022 Extension Note does not bear interest and matures upon the closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the 2022 Extension Note will be repaid only from amounts remaining outside of the trust account, if any.  The proceeds from the initial payment under the Extension Contributions have been deposited in the trust account in connection with the Extension.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Karim Karti, our Chairman, Christopher C. Dewey, our Chief Executive Officer and director, David J. Matlin, our Chief Financial Officer and director, and Robert H. Weiss, our Chief Administrative Officer and Secretary. We must complete our initial business combination within the Combination Period. If our initial business combination with TriSalus or another target company is not consummated within the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Termination of Memic Business Combination Agreement

On August 12, 2021, we entered into the Memic Business Combination Agreement with Memic and Memic Merger Sub. On March 9, 2022, we convened and then adjourned, without conducting any other business, a special meeting of stockholders relating to the proposed business combination with Memic and the other transactions contemplated by the Memic Business Combination Agreement.

On March 10, 2022, we entered into the Termination Agreement with Memic and Memic Merger Sub, under which the parties agreed to mutually terminate the Memic Business Combination Agreement. The termination of the Memic Business Combination Agreement became effective as of March 9, 2022.

As a result of the termination of the Memic Business Combination Agreement, the Memic Business Combination Agreement, along with any Transaction Agreement (as defined in the Memic Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Memic Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the SPAC Sponsor Letter Agreement by and among Memic, the sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Memic Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the proposed business combination.

TriSalus Business Combination

TriSalus Merger Agreement

On November 11, 2022, the Company entered into the TriSalus Merger Agreement with Merger Sub, and TriSalus under which Merger Sub will merge with and into TriSalus, with TriSalus surviving the TriSalus Merger as a wholly-owned subsidiary of the Company. The TriSalus Business Combination is subject to certain closing conditions as summarized below under “Conditions to Closing.” Upon consummation of the TriSalus Business Combination, the Company will be renamed “TriSalus Life Sciences, Inc.” Capitalized terms not defined herein, but otherwise used in the following description have the meanings ascribed to them in the TriSalus Merger Agreement.

Merger Consideration

The aggregate consideration payable to the stockholders of TriSalus at the closing of the TriSalus Business Combination (the “Closing”) is $220,000,000, payable solely in shares of the Company’s common stock, valued at $10.00 per share (the “Closing Merger Consideration”). Immediately prior to the Closing, the shares of Class A common stock and the warrants to purchase shares of Class A common stock issued to the public stockholders that comprise each issued and outstanding unit will be automatically separated, if not already separated prior to such time, and the holder thereof shall be deemed to hold one share of Class A common stock and one-third of one warrant to purchase Class A common stock; provided that any fractional warrants issuable to a holder upon the separation of the units will be rounded down to the nearest whole number of warrants. Following the separation of the units but prior to the Closing, the Class B common stock will automatically convert into Class A common stock, and pursuant to the proposed amended and restated certificate of incorporation to be effective immediately prior to the Closing, if approved by the Company’s stockholders, Class A common stock and Class B common stock will be reclassified into a single class of common stock.

Immediately prior to the Closing, each share of TriSalus’ issued and outstanding preferred stock will automatically convert into shares of TriSalus common stock (the “Preferred Conversion”), and all in-the-money TriSalus warrants that would be exercised or otherwise exchanged in full in accordance with their terms by virtue of the occurrence of the TriSalus Business Combination will be exercised for shares of TriSalus common stock, such that the holders thereof will receive Closing Merger Consideration as holders of TriSalus common stock. TriSalus warrants that are out-of-the-money will be cancelled for no consideration immediately prior to the Closing. At the time of the TriSalus Business Combination, the outstanding options for shares of TriSalus common stock under TriSalus’ equity plan will be assumed by the Company and converted into options to purchase common stock (the “Assumed Equity”).

Representations, Warranties and Covenants

The TriSalus Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of the Company and TriSalus during the period between execution of the TriSalus Merger Agreement and the Closing, including the parties’ agreement not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions. The representations, warranties and covenants made under the TriSalus Merger Agreement will not survive the Closing; provided, however, that any covenants that are to be performed at or after the Closing shall survive until such covenant has been performed or satisfied pursuant to their terms. Each of the Company and TriSalus have agreed to use their commercially reasonable efforts to cause the  TriSalus Business Combination to be consummated as soon as practicable.

Post-Closing Board of Directors

Prior to the Closing, the parties shall use all commercially reasonable efforts to designate and nominate to the Company’s board of directors nine directors, which shall include seven directors designated by TriSalus (with at least a majority of the authorized number of such directors to qualify as “independent directors” pursuant to Nasdaq listing standards) (the “TriSalus Directors”), and two directors as non-executive directors designated solely by the Company (the “Company Directors”). Following the Closing, the board of directors will be a classified board with three classes of directors.

No Solicitation of Acquisition Proposals

Each party also agreed, during the period between the execution of the TriSalus Merger Agreement and continuing until the earlier of its Closing or termination, not to solicit or enter into any alternative competing transactions.

Conditions to Closing

The Closing is subject to certain conditions, including, among others, that (i) the stockholders of TriSalus and the stockholders of the Company approve the TriSalus Business Combination, (ii) Nasdaq approves for listing the common stock to be issued in connection with the TriSalus Business Combination, (iii) the Company has at least $60,000,000 in Available Closing Acquiror Cash (as defined in the TriSalus Merger Agreement), which amount includes any proceeds or committed amounts from private equity or debt sources, the remaining balance in the Company’s trust account (after taking into account stockholder redemptions), minus the payment of up to $6,000,000 of the Company’s transaction expenses (subject to potential increases as further described in the TriSalus Merger Agreement) (such amount, the “Company Transaction Expenses Cap”), (iv) for the calendar year ending December 31, 2023, either (a) by legislation or application regulatory action, the Transitional Pass through Payment (“TPT”) provision applicable to TriSalus’ TriNav™ Infusion System will have been extended or a permanent reimbursement code will have been assigned to the TriNav™ Infusion System as specified in the TriSalus Merger Agreement or (b) use of existing reimbursement codes with respect to the TriNav™ Infusion System will provide adequate profitability to TriSalus (the “Payment Condition”), and (v) the Company has $5,000,001 or more in net tangible assets at the Closing.  On December 29, 2022, the Consolidated Appropriations Act of 2023 (H.R. 2617) was signed into law and includes an extension to the TPT payment status for certain devices, including the TriNav™ Infusion System, through December 31, 2023, which satisfied the Payment Condition.

Termination

The TriSalus Merger Agreement may be terminated prior to the Closing under certain circumstances, including, among others, (i) by written consent of TriSalus and the Company, (ii) by written notice from either the Company or TriSalus, if (A) the Closing has not occurred on or before December 22, 2022, as such date may be extended to match any extension to the Company’s last date to consummate an initial business combination under its certificate of incorporation (currently June 22, 2023) obtained by approval of the Company’s stockholders (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the TriSalus Merger Agreement shall have contributed to the failure of the Closing to have occurred on or prior to the Outside Date, (B) the consummation of the TriSalus Business Combination is permanently enjoined, (C) the Company does not obtain stockholder approval of the TriSalus Business Combination at the special meeting at which such approval shall be voted upon, or (D) by March 31, 2023, the Company shall not have obtained commitments for private financing of at least $40,000,000 in support of the TriSalus Business Combination, (iii) by written notice from either the Company or TriSalus, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the TriSalus Merger Agreement that would result in the failure of the conditions to the Company’s or TriSalus’ obligation to consummate the TriSalus Business Combination and such breach has not been cured by the breaching party within 30 days after receiving notice of such breach, (iv) by TriSalus at any time prior to the approval of the TriSalus Business Combination by the Company’s public stockholders, if the board of directors of the Company has made a change in recommendation to its stockholders regarding the TriSalus Business Combination, and (v) by written notice to TriSalus from the Company, if TriSalus does not obtain stockholder approval within 25 days after delivering an information statement regarding the TriSalus Business Combination to its stockholders.

Amended and Restated Registration Rights Agreement

On the day of Closing, the Company will enter into an amended and restated registration rights agreement (the “A&R RRA”) with the sponsor, and certain TriSalus stockholders (the “Requisite Stockholders,” and together with the sponsor, collectively, the “Investors”), which, among other things, amends and restates the registration rights agreement entered into by and among the Company and the sponsor at the time of the Company’s initial public offering. Pursuant to the terms of the A&R RRA, among other things, the Company will be obligated to file, within 45 days of the Closing, a registration statement covering re-sale of the shares of common stock issued or issuable to the Investors. Subject to certain requirements and customary conditions, the A&R RRA also provides the Investors with piggyback registration rights and demand registration rights. The A&R RRA provides that the Company will pay certain expenses relating to such registration and indemnify the Investors against certain liabilities.

Lock-up Agreement

In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the Requisite Stockholders entered into lock-up agreements (the “Lock-up Agreements”) with the Company, pursuant to which the Requisite Stockholders will not transfer shares of common stock held by them prior to the earliest of (x) three hundred and sixty-five (365) days after the Closing, (y) the date on which the last sales price of common stock equals or exceeds $12.00 per share, subject to adjustment as provided therein, for any 20 trading days within any 30-consecutive-day trading period commencing at least 150 days after the Closing, and (z) the date following Closing on which the Company consummates a liquidation, merger, tender offer, or similar transaction resulting in all the Company stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Sponsor Support Agreement

In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the sponsor entered into a support agreement (the “Sponsor Support Agreement”) with the Company and TriSalus, pursuant to which the sponsor agreed, among other things, to vote or cause to be voted (or express consent or dissent in writing, as applicable) all its shares of common stock that are entitled to vote to approve and adopt the TriSalus Merger Agreement and the TriSalus Business Combination. The sponsor also agreed (i) not to sell or transfer any of its shares of Common Stock or the Company warrants prior to the Closing, except to affiliates of the sponsor who execute a joinder to the Sponsor Support Agreement or by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of the TriSalus Business Combination, (ii) to assume the transaction expenses of the Company which exceed the Company Transaction Expenses Cap, (iii) to forfeit 2,187,500 shares of common stock (which represents 35% of the sponsor’s shares of the Company as of November 11, 2022), and (iv) to subject 3,125,000 of its shares of common stock (which represents 50% of the sponsor’s shares of the Company as of November 11, 2022) to certain vesting restrictions as set forth in the Sponsor Support Agreement (it being understood that the undertakings in the foregoing clauses (iii) and (iv) shall be null and void in the event that the Sponsor Support Agreement or TriSalus Merger Agreement is terminated).

Stockholder Support Agreements

In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the Company, TriSalus, and the Requisite Stockholders executed and delivered support agreements (the “Stockholder Support Agreements”), pursuant to which each Requisite Stockholder agreed to, among other things, (i) consent to, and vote to approve and adopt, the TriSalus Merger Agreement and the TriSalus Business Combination, (ii) waive any dissenters’ or approval rights under applicable law in connection with the TriSalus Business Combination, and (iii) not transfer, subject to certain permitted exceptions, any of such stockholder’s TriSalus shares prior to the Closing.

Raymond James Agreements

Raymond James & Associates, Inc. (“Raymond James”) was originally engaged by the Company to act as sole manager for the IPO and would be entitled to a deferred underwriting fee of $8,750,000 upon the consummation of a business combination. In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the Company and Raymond James amended that certain Underwriting Agreement, dated December 17, 2020, pursuant to which, Raymond James agreed to waive the foregoing deferred underwriting fee in its entirety if the TriSalus Business Combination is consummated. Raymond James was separately engaged by the Company to act as its investment banking advisor in connection with a business combination, and will receive customary fees for its services in that role if the TriSalus Business Combination is consummated. The Company also engaged Raymond James to act as sole placement agent for an institutional debt financing that resulted in the Company’s entry into the non-binding term sheet with Magnetar (discussed below). In consideration for its services as the Company’s investment banking advisor and its services as placement agent, Raymond James will be entitled to receive an aggregate fee ranging between $3 million to $4.5 million from the Company at the Closing plus expense reimbursements, depending on the amount raised in the institutional debt financing with Magnetar and/or other institutional investors, excluding any incremental fee consideration for exercise of the greenshoe. If the Company is unable to consummate the TriSalus Business Combination or is unable to obtain private financing in connection with the TriSalus Business Combination, then Raymond James will not receive any compensation for its investment banking advisory or placement agent services, respectively.

Ceros Engagement Agreement

In March 2023, the Company and the sponsor engaged Ceros Financial Services, Inc. (“Ceros”) to render certain advisory and placement services to the Company. Pursuant to such engagement, the sponsor (and not the Company) would be solely responsible for any and all fees and expenses payable to Ceros, if any, that would arise or accrue prior to, or in connection with, the closing of an initial business combination.

Non-Binding Term Sheet

In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the Company, TriSalus and Magnetar entered into a non-binding term sheet concerning the Magnetar Convertible Notes, which provides for the sale and issuance by the Company of up to $50,000,000 of 8.0% senior secured convertible notes concurrently with the closing of the TriSalus Business Combination. The term sheet, which grants Magnetar the exclusive right to negotiate the foregoing proposed debt financing, provides for the Company to issue $25,000,000 to $50,000,000 of such Magnetar Convertible Notes at the Closing, and grants Magnetar the option to purchase the same principal amount of purchased Magnetar Convertible Notes during the two-year period following the Closing (resulting in the potential issuance of up to $100,000,000 of such Magnetar Convertible Notes). The Magnetar Convertible Notes would have a three-year maturity and would be convertible into shares of our common stock at an initial conversion price of $10.00 per share, with conversion price resets and certain anti-dilution rights, with the conversion feature subject to certain ownership limitations. Other than exclusivity and certain expense reimbursement and indemnity obligations of the Company and TriSalus, the term sheet is non-binding on each of the parties thereto, and the parties’ obligations to consummate the transactions contemplated therein are subject in all respects to the completion of Magnetar’s due diligence process, the negotiation and execution of definitive transaction documents to  Magnetar’s satisfaction, and the satisfaction of certain other conditions (including, but not limited to, the Payment Condition.  On December 29, 2022, the Consolidated Appropriations Act of 2023 (H.R. 2617) was signed into law and includes an extension to the TPT payment status for certain devices, including the TriNav™ Infusion System, through December 31, 2023, which satisfied the Payment Condition.  Currently, the amount potentially subject to funding, subject in all respects to the completion of Magnetar’s due diligence process, the negotiation and execution of definitive transaction documents to Magnetar’s satisfaction, and the satisfaction of certain other conditions, is $25 million.  Based upon information set forth in a Schedule 13D/A filed on February 9, 2023, Magnetar Financial LLC, an affiliate of Magnetar, collectively owned with its affiliates an aggregate of 1,145,833 shares of Class A common stock, which represents 58.7% of the Company’s issued and outstanding Class A common stock following the Extension Special Meeting.

Changes and Additional Information in Connection with SEC Filings

In connection with the TriSalus Merger Agreement and proposed TriSalus Business Combination, the Company filed the TriSalus Registration Statement that includes a proxy statement/prospectus of the Company, that is both the proxy statement to be distributed to holders of the Company’s common stock in connection with its solicitation of proxies for the vote by the Company’s stockholders with respect to the TriSalus Business Combination and other matters, as well as the prospectus relating to the offer and sale of the securities to be issued in the TriSalus Business Combination. The TriSalus Registration Statement is not yet effective. The TriSalus Registration Statement, including the proxy statement/prospectus contained therein, when it is declared effective by the SEC, will contain important information about the TriSalus Business Combination and the other matters to be voted upon at a meeting of the Company’s stockholders to be held to approve the TriSalus Business Combination and other matters (the “Special Meeting”). The Company may also file other documents with the SEC regarding the TriSalus Business Combination. The Company’s stockholders and other interested persons are advised to read, when available, the TriSalus Registration Statement, including the proxy statement/prospectus contained therein, as well as any amendments or supplements thereto, because they will contain important information about the TriSalus Business

Combination. When available, the definitive proxy statement/prospectus will be mailed to the Company stockholders as of a record date to be established for voting on the TriSalus Business Combination and the other matters to be voted upon at the Special Meeting.

The foregoing descriptions of each of the TriSalus Merger Agreement, the form of the A&R RRA, the form of the Lock Up Agreement, the Sponsor Letter Agreement, the form of the Amendment to Underwriting Agreement, the form Stockholder Support Agreements, non-binding term sheet concerning Magnetar Convertible Notes, and the 2022 Extension Note, are not complete and are subject to and qualified in their entirety by reference to such agreements, copies of which are filed with this Report as Exhibits 2.1, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, and the terms of which are incorporated by reference herein.

Other than as specifically discussed, this Report does not assume the closing of the TriSalus Business Combination.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a medical technology company in the healthcare sector, including TriSalus. Moreover, we seek an opportunity that complements the experience of our management team and can benefit from their medical technology, operational, financial, and marketing expertise. Our selection process leverages the management team’s broad and deep relationships, unique industry experience, and deal sourcing capabilities to access a wide spectrum of opportunities. This network has been developed over the past two decades while serving in executive roles at successful organizations. We believe that our management team will identify a business combination that will benefit from their experience, including:

●Long history of sourcing, structuring, acquiring, operating, developing, growing, and financing healthcare businesses;

●Identifying medical technologies that fill unmet needs or shift treatment paradigms to create substantial benefits to the healthcare industry and therefore produce substantial financial value;

●Significant experience commercializing new medical technologies and systems;

●Strong marketing and capital allocation decision-making to establish and maintain a recognizable brand; and

●Sound understanding of public company performance requirements and guiding private-to-public process.

Acquisition Criteria

Our acquisition strategy leverages our management team’s proprietary network of long-standing relationships and industry contacts as well as inbound opportunities to source a business combination. In the event the TriSalus Business Combination is not consummated, consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we use these criteria and guidelines in evaluating acquisition opportunities, including the TriSalus Business Combination, we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We intend to identify and acquire one or more medical technology businesses that exhibit a number of the following criteria:

●Developing technology enabled solutions, including robotics, that aid in the diagnosis, cure, monitoring, mitigation, treatment, or prevention of medical conditions or affect the structure or function of the body

●Innovative surgical interventions, robotics, diagnosis and imaging, drug delivery and patient monitoring, or assistive care and therapy devices

●Companies at an inflection point where we can use our expertise to expand services and offerings, develop efficiencies and processes, foster growth, and improve financial performance

●Clear path to commercialization, recently commercialized, or could benefit from our management team’s expertise in sales growth

●Differentiated technology protected by robust intellectual property

●Opportunity to benefit from the leadership and strategic vision of our management team

●Offers a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our management’s industry relationships and expertise

●Would benefit from being publicly traded and having access to incremental growth capital

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria, and guidelines that our management may deem relevant. In addition to any potential business candidates we identify on our own, other target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the TriSalus Registration Statement.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed, including the TriSalus Business Combination, will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Acquisition Process

In evaluating a prospective target business such as TriSalus, we conduct an extensive due diligence review which encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We have utilized and will continue to utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While TriSalus is not affiliated with our sponsor, officers or directors in the event we do not consummate the TriSalus Business Combination and seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Initial Business Combination

Nasdaq rules and our amended and restated certificate of incorporation require that our initial business combination must occur with one or more target businesses, including TriSalus, that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and net of taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that, at the time the TriSalus Merger Agreement was entered into, the fair market value of TriSalus was in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

In the event the TriSalus Merger is not consummated, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may however, structure our initial business combination in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

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

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following December 22, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for an initial business combination in the amount of  approximately $19,827,884 as of December 31, 2022, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

For more information on the TriSalus Business Combination and the equity and financing arrangements associated therewith, please see "TriSalus Business Combination" above.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses also are brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will any of our existing officers or directors, or any entity with which our officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We accrue $10,000 per month for office space, utilities and secretarial and administrative support payable to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While TriSalus is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the TriSalus Business Combination, and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

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

Selection of a Target Business and Structuring of our Initial Business Combination

In accordance with the rules of Nasdaq, our initial business combination must occur with one or more target businesses , including TriSalus, that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and net of taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

In evaluating a prospective business target, we conduct a due diligence review, which encompasses, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that is available to us.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination with a target such as TriSalus Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have and will continue to closely scrutinize the management of a prospective target business, including the TriSalus management team, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the management of the prospective target business may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the combined company cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with the combined company following our initial business combination, including the TriSalus Business Combination (in which two directors of the combined company will be designated by the Company), it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the TriSalus Business Combination, as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination (including the TriSalus Business Combination) at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.11 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination, like the TriSalus Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of December 31, 2022, after accounting for the redemption of public shares in connection with the Extensions, the sponsor owns 76.2% of the issued and outstanding shares of common stock. Accordingly, the sponsor will have the ability, voting on its own, to satisfy quorum requirements and to approve an initial business combination, including the TriSalus Business Combination, and none of our public shares will need to vote in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

In the event the TriSalus Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target until June 22, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until June 22, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the required time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by June 22, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2023 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $ 153,563 held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or Extension Contributions, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account (153,563 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 22, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 22, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 22, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month after our initial public offering and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 22, 2023 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 22, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business, such as the TriSalus Business Combination. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year (a) following December 22, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are required to evaluate our internal control procedures for the fiscal year ended December 31,2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an Accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●

we may not complete our initial business combination, including the TriSalus Business Combination, or select and complete our initial business combination with an appropriate alternative target business or businesses in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, including TriSalus, may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	because we intend to seek a business combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;
●

we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●

we may attempt to complete our initial business combination with a private company, such as TriSalus, about which little information is publicly available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●

since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share , or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

the SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in a demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, we will likely receive less interest on the funds held in the trust account, which will reduce the dollar amount our public stockholders will receive upon any redemption or liquidation of the Company;

●

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

●	there is substantial doubt about our ability to continue as a “going concern”.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on June 28, 2021,and December 13, 2021, (iv) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022, (iv) our quarterly report on Form 10-Q/A for the quarter ended September 30, 2021, filed with the SEC on December 13, 2021 and (v) our quarterly reports on Form 10-Q for the quarters ended, March 31, 2022, June 30, 2022 and September 30, 2022 filed with the SEC on May 16, 2022, August 10, 2022 and November 10, 2022, respectively, and (vi) our Definitive Proxy Statement filed with the SEC on November 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risk factors relating to the TriSalus Business Combination, see the section titled “Risk Factors” contained in the TriSalus Registration Statement initially filed with the SEC on January 6, 2023 (File No. 333-269138), as amended.

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

(b)Holders

On March 22, 2023, there was one holder of record of our units, one holder of record of our shares of Class A common stock, one holder of record of our shares of Class B common stock, and two holders of record of our warrants.

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Use of Proceeds from the Initial Public Offering

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 31, 2021, as amended on June 28, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Special Meeting, stockholders holding 23,046,578 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $232.37 million (approximately $10.08 per public share) was removed from the trust account and paid to such holders and approximately $19.70 million remained in the trust account. Following the redemptions, we had 1,953,422 public shares outstanding.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

(d) Maximum
number (or
			(c) Total number	approximate dollar
	(a) Total		of shares (or	value) of shares (or
	number of		units) purchased	units) that may yet
	shares (or	(b) Average price	as part of publicly	be purchased under
	units)	paid per share (or	announced plans	the plans or
Period	purchased	unit)	or programs	programs
October 1 – October 31, 2022	—	—	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	23,046,578	$10.08	—	—

Item 6.[Reserved.]

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

Termination of Memic Business Combination Agreement

On August 12, 2021, we entered into the Memic Business Combination Agreement with Memic and Memic Merger Sub. On March 9, 2022, we convened and then adjourned, without conducting any other business, a special meeting of stockholders relating to the proposed business combination with Memic and the other transactions contemplated by the Memic Business Combination Agreement.

On March 10, 2022, we entered into the Termination Agreement with Memic and Memic Merger Sub, under which the parties agreed to mutually terminate the Memic Business Combination Agreement. The termination of the Memic Business Combination Agreement became effective as of March 9, 2022.

As a result of the termination of the Memic Business Combination Agreement, the Memic Business Combination Agreement, along with any Transaction Agreement (as defined in the Memic Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Memic Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the SPAC Sponsor Letter Agreement by and among Memic, the sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Memic Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the proposed business combination.

TriSalus Business Combination

On November 11, 2022, the Company entered into the TriSalus Merger Agreement with Merger Sub, and TriSalus under which Merger Sub will merge with and into TriSalus, with TriSalus surviving the TriSalus Merger as a wholly owned subsidiary of the Company. The TriSalus Business Combination is subject to certain closing conditions as summarized below under “Conditions to Closing.” Upon consummation of the TriSalus Business Combination, the Company will be renamed “TriSalus Life Sciences, Inc.”

For a full description of the TriSalus Merger Agreement and the proposed TriSalus Business Combination, please see “Item 1. Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for an initial business combination, including TriSalus. We do not expect to generate any operating revenues until after the completion of our initial business combination. Until the Extension Special Meeting, we generated non-operating income in the form of interest income on cash and investments held in the trust account. After the Extension Special Meeting, the funds are now held in the trust account is in a demand deposit account held by Continental Stock Transfer & Trust Company and no longer contains marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the year ended December 31, 2022, we had a net income of $5,539,079, which consists of a change in fair value of warrant liabilities of $5,837,332 and interest income on cash and investments held in the trust account of $3,018,726, offset by general and administrative expenses of $2,746,125 and provision for income taxes of $570,854.

For the year ended December 31, 2021, we had a net income of $4,767,283, which consists of a change in fair value of warrant liabilities of $7,744,000 and interest income on cash and investments held in the trust account of $63,997, offset by general and administrative expenses of $3,040,714.

Liquidity and Going Concern

On December 22, 2020, we consummated the initial public offering of 25,000,000 Units at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 4,933,333 private placement warrants at a price of $1.50 per private placement warrant in the private placement, generating gross proceeds of $7,400,000.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,161,525 in initial public offering related costs, including $5,000,000 of underwriting fees and $8,750,000 of deferred underwriting fees and $411,525 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $2,736,994. Net income of $5,539,079 was affected by a change in fair value of warrant liabilities of $5,837,332 and interest earned on cash and investments held in the trust account of $3,018,726. Changes in operating assets and liabilities provided $579,985 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,738,114. Net income of $4,767,283 was affected by a change in fair value of warrant liabilities of $7,744,000 and interest earned on cash and investments held in the trust account of $63,998. Changes in operating assets and liabilities provided $1,302,600 of cash for operating activities.

As of December 31, 2022, we had investments held in the trust account of $19,827,884. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2022, the Company withdrew $905,000 of interest income from the trust account to pay for taxes and $232,371,273 in connection with redemption of public shares in connection with the Extension Special Meeting.

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

As of December 31, 2022, we had cash of $153,563. We intend to use the funds held outside the trust account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination, including the TriSalus Business Combination.

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

On December 30, 2021, we issued the 2021 Promissory Note to the sponsor, pursuant to which we borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination. As of December 31, 2022 and 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, we issued the 2022 Promissory Note, of which $400,000 was funded by the sponsor during the year ended December 31, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of our initial business combination. As of December 31, 2022 and 2021, there was $400,000 and $0 outstanding under the 2022 Promissory Note, respectively.

On May 24, 2022, we issued the 2022 Convertible Promissory Note in the principal amount of up to $1,500,000 to the sponsor for working capital requirements and payment of certain expenses in connection with our initial business combination. The 2022 Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination (in which case we will repay the 2022 Convertible Promissory Note note out of the proceeds of the trust account released to us) or upon our liquidation (in which case we may only repay the 2022 Convertible Promissory Note out of working capital funds held outside the trust account). At the election of the sponsor, all or a portion of the unpaid principal amount of the 2022 Convertible Promissory Note may be converted into that number of warrants at a price of $1.50 per warrant, each exercisable for one share of Class A common stock. As of December 31, 2022 and 2021, there was $1,341,000 and $0 outstanding under the 2022 Convertible Promissory Note.

On December 16, 2022, we issued the 2022 Extension Note in the principal amount of up to $468,821 to the sponsor pursuant to which the sponsor agreed to loan to us and deposit into the trust account the Extension Funds for the public shares that were not redeemed in connection with the Extension. The 2022 Extension Note does not bear interest and is repayable in full upon the date of the consummation of an initial business combination. As of December 31, 2022 and 2021, there was $39,068 and $0 outstanding under the 2022 Extension Note, respectively.

On December 16, 2022, we issued the 2022 Promissory Note III, an unsecured promissory note in the principal amount of up to $1,000,000 to the sponsor for working capital purposes, which may be drawn down from time to time upon our request. The 2022 Promissory Note III does not bear interest and the principal amount will not be payable if we fail to complete our initial business combination within the required time period as set forth our amendment and restated certificate of incorporation, as amended from time to time. As of December 31, 2022 and 2021, there was no outstanding balance under 2022 Promissory Note III, respectively.

In connection with our assessment of going concern considerations in accordance with FSB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 22, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2023.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, we incurred $120,000 in fees for these services. For the year ended December 31, 2021, we incurred $120,000 in fees for these services. As of December 31, 2022 and 2021, there were $240,000 and $120,000 included in accounts payable and accrued expenses in the consolidated balance sheets to the financial statements and the notes thereto contained elsewhere in this Report, respectively.

The underwriters of the initial public offering are entitled to a deferred fee of $0.35 per unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

On November 11, 2022, the Company and Raymond James, the underwriter for the IPO, amended that certain Underwriting Agreement, dated December 17, 2020, pursuant to which, in the event that the TriSalus Business Combination is consummated, the underwriter agreed to waive its right to the deferred underwriting fees and commissions that would have otherwise been payable upon the consummation of the business combination.

We incurred legal fees of $508,525 and investment advisory fees of $400,000, which were contingent upon the consummation of the proposed business combination with Memic. On March 12, 2022, the Memic Business Combination Agreement was terminated, as such, the incurred legal and investment advisory fees are no longer due. These fees were never accrued on our balance sheet; therefore, no reversal was required.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and

ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the public warrants and private placement warrants in accordance with the guidance contained in ASC Topic 815-40, “Contracts in Entity’s Own Equity”, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The private placement warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The public warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the public warrants from the units, the public warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Common Share

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the	(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company, preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Karim Karti	54	Chairman
Christopher C. Dewey	78	Chief Executive Officer and Director
David J. Matlin	61	Chief Financial Officer and Director
Robert H. Weiss	64	Chief Administrative Officer and Secretary
Martin Roche, MD	56	Director
Thierry Thaure	60	Director
Manuel Aguero	61	Director
David L. Treadwell	68	Director

The experience of our directors and executive officers is as follows:

Karim Karti has served as Chairman of our Board since December 2020. Mr. Karti is currently a director and the Chief Executive Officer of iSchemaView, Inc., which operates as RapidAI, an AI digital healthcare company, since January 2022. Mr. Karti is a highly experienced healthcare executive. Mr. Karti was a director of Rockley Photonics (NYSE: RKLY) from August 2021 to March 2023. He was the Chief Operating Officer of iRhythm Technologies, Inc. (Nasdaq: IRTC), a digital healthcare company, from July 2018 until March 2020, and was instrumental in launching new products and developing alliances with leading industry participants, including Verily Life Sciences, LLC, a subsidiary of Alphabet Inc. Mr. Karti previously was an officer of General Electric Company (NYSE: GE) (“GE”), where he worked for 22 years and most recently served as President and Chief Executive Officer of the GE Healthcare Imaging division from 2016 to 2018. He also served as Chief Marketing Officer for the GE Healthcare division from 2012 to 2015, as well as the President and Chief Executive Officer of GE Healthcare Emerging Markets and GE Healthcare Korea from 2009 to 2012. Mr. Karti initially was a member of the corporate audit and M&A teams at GE from 1996 to 2000, and started his career with The Procter & Gamble Company (NYSE: PG) in Brand Management in 1993. He received his undergraduate degree from Ecole Centrale de Lyon and completed the entrepreneurship program at Ecole Superieure de Commerce de Lyon in 1992. Our Board has determined that Mr. Karti’s significant experience as a public company healthcare executive qualifies him to serve as a member of our Board.

Christopher C. Dewey has served as our Chief Executive Officer and director since September 2020. He has significant experience with medical devices and has been a Managing Director of Ceros since 2019. Mr. Dewey was a founding board member of MAKO Surgical Corp. (“MAKO”), a transformational robotic surgical company, where he served on the board from its founding in 2004 until its $1.65 billion sale to Stryker Corporation in 2013 and held positions on the audit and compensation committees. He was or has been a founding investor and/or board member of many medical technology startups, including: Auris Surgical Robotics, Inc. (board member from 2012 to 2014), PROCEPT BioRobotics Corp., ShockWave Medical, Inc. (Nasdaq: SWAV) (board member from 2011 to 2014), OrthoSensor, Inc. (board member from 2009 to 2014 and 2019 until the sale of the company to Stryker Corporation in 2020), DermaSensor, Inc. (board member from 2011 to present), Heru, Inc. (board observer from 2019 to 2023), Cephea Valve Technologies, Inc. (board member from 2013 to 2019), GI Windows Corp., HistoSonics, Inc., Magic Leap, Inc., Memic Innovative Surgery, Inc. (advisor to the board from 2017 to 2021), MIVI Neuroscience, Inc. (board member from 2018 to present), Potrero Medical, Inc., Pristine Surgical, LLC, TriFlo Cardiovascular Inc. (board member from 2019 to present), and Obvius Robotics, Inc. since March 2021. From 1966 to 1979, Mr. Dewey was a Founder and President of The Cannon Group, Inc. (i.e., Cannon Films), which was the one of the first independent film companies to finance, produce and distribute motion pictures worldwide. He also has had a successful career on Wall Street serving as Executive Vice President and Head of High Yield Sales at Jefferies & Co. from 1994 until 2007, and subsequently was Vice Chairman of National Securities Corp. from 2007 until 2011. Mr. Dewey was a Partner and Institutional Sales Manager in High Yield Fixed Income at Bear, Stearns & Co. from 1980 to 1990, and Managing Partner of Scully Brothers & Foss/The Marion Group, L.P. until 1994. He holds an MBA from The Wharton Graduate School of Business. Our Board has determined that Mr. Dewey’s experience as director of medical technology companies, including public company experience, qualifies him to serve as a member of our Board.

David J. Matlin has served as our Chief Financial Officer and director since September 2020. Mr. Matlin was also the co-founder and Chief Executive Officer of MatlinPatterson Global Advisers LLC (“MatlinPatterson”), a distressed securities investment manager, which he co-founded in July 2002, through 2021. Mr. Matlin was also Chief Executive Officer of MatlinPatterson Asset Management L.P. and its operating joint venture affiliates that managed non-distressed credit strategies, from 2015 to 2018. In 2017, MatlinPatterson began winding down its investment activities and its various funds began to return the investment proceeds to their respective investors. In conjunction with this wind-down process and to protect their investors from foreign litigation, two of the MatlinPatterson funds (Matlin Global Opportunities Partners II L.P. and Matlin Global Opportunities Partners (Cayman) II L.P.) that had been unable to settle foreign litigation, filed, along with MatlinPatterson, voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in July 2021. Prior to forming MatlinPatterson, Mr. Matlin was a Managing Director at Credit Suisse, and headed their Global Distressed Securities Group upon its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P., an investment advisory firm, from 1988 to 1994. He began his career as a securities analyst at Halcyon Investments from 1986 to 1988. Until its November 2022 sale, Mr. Matlin also served on the board of directors of US Well Services Inc. (Nasdaq: USWS) (formerly Matlin & Partners Acquisition Corporation) and was Chief Executive Officer and Chairman of the company prior to its business combination with US Well Services LLC. He also serves on the boards of directors of Dermasensor, Inc. and Pristine Surgical LLC, which are medical device manufacturers. Mr. Matlin has served on the board of directors of Clene, Inc. (Nasdaq: CLNN), a biopharmaceutical manufacturer, since December 2020, and has served as the Chairman of its Board of Directors since May 2021. Since 2020, he has served on the board of Traffk, LLC, an insurance-based data analytics company, and since July 2021, he has served on the board of Empyrean Neuroscience, a biotechnology company. Previously, he served on the board of directors of Flagstar Bank FSB, a federally charted savings bank, and Flagstar Bancorp, Inc. (NYSE: FBC), a savings and loan holding company from 2009 to May 2021, CalAtlantic Group, Inc. (NYSE: CAA), a U.S. homebuilder, from 2009 to 2018, Global Aviation Holdings, Inc., an air charter company, from 2006 to 2012, and Huntsman Corporation (NYSE: HUN), a U.S. chemicals manufacturer, between 2005 and 2007 and Orthosensor, Inc. until the sale of the company to Stryker Corporation in December 2020. Mr. Matlin holds a JD degree from the Law School of the University of California at Los Angeles and a BS in Economics from the Wharton School of the University of Pennsylvania. Our Board has determined that Mr. Matlin’s significant public company board experience qualifies him to serve as a member of our Board.

Robert H. Weiss has served as our Chief Administrative Officer and Secretary since September 2020. Mr. Weiss was General Counsel and a Partner of MatlinPatterson Global Advisers LLC and its affiliates from 2002 until 2020. In 2017, MatlinPatterson began winding down its investment activities and its various funds began to return the investment proceeds to their respective investors. In conjunction with this wind-down process and to protect their investors from foreign litigation, two of the MatlinPatterson funds (Matlin Global Opportunities Partners II L.P. and Matlin Global Opportunities Partners (Cayman) II L.P.) that had been unable to settle foreign litigation, filed, along with MatlinPatterson, voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in July 2021. Prior to joining MatlinPatterson in 2002, Mr. Weiss was a Managing Director at Deutsche Asset Management, where he was responsible for hedge fund and fund-of-funds administration, accounting, and product-related legal and compliance functions from 1996 to 2002. From 1991 to 1996, Mr. Weiss was General Counsel to Moore Capital Management, Inc. and Senior Vice President within the futures and managed futures business of Lehman Brothers from 1989 to 1991, as well as Associate General Counsel from 1986 to 1989. Mr. Weiss began his career in the legal department of futures commission merchant Johnson Matthey & Wallace, Inc. in 1983. Mr. Weiss holds a JD degree from Hofstra Law School and an AB cum laude in Political Science from Vassar College. .

Martin W. Roche, MD has served as our director since December 2020. He is a practicing orthopedic surgeon specializing in robotic and sensor assisted knee surgery at Holy-Cross Hospital in Fort Lauderdale, Florida since 1996, and is Director of Arthroplasty for the Hospital for Special Surgery Florida. He serves as a member of the American and European Knee Society. Dr. Roche was the designing surgeon and performed the first robotic assisted Makoplasty partial and total knee arthroplasty. He has published and lectured extensively in the field of orthopedics and holds over 100 patents focused on medical technology. He was the founder of OrthoSensor, Inc. and served as its Chief Medical Officer and director from 2008 until the sale of the company to Stryker Corporation in December 2020. Since 2022, Dr. Roche has served as a director of Plasmapp USA, a subsidiary of Plasmapp Co. Ltd., a company specializing in plasma technologies that is publicly traded on the Korean KOSDAQ. He is a consultant to Stryker Orthopedics and Pristine Surgical, LLC. He received his MD in Biology from University College Cork in Ireland, and completed his Orthopedic Residency at Jackson Memorial Hospital in Miami, Florida. Our Board has determined that Dr. Roche’s expertise in the medical technology field and director experience qualifies him to serve as a member of our Board.

Thierry Thaure has served as our director since March 2021. Mr. Thaure has over 35 years of experience in medical device technology as an entrepreneur, senior executive and director. Since May 2020, Mr. Thaure has served on the board of GT Metabolic Solutions, Inc., a company that is developing a technology for bariatric surgery. Since October 2021, Mr. Thaure has also served as the Chief Executive Officer of GT Metabolic Solutions, Inc. Previously, Mr. Thaure was Chief Executive Officer and a Director of Triflo Cardiovascular, Inc., a company that is developing a technology for the treatment of tricuspid regurgitation from 2019 to October 2021. From 2012 to 2019, he was co-Founder and Chief Executive Officer of Cephea Valve Technologies, Inc., a company that developed a percutaneous mitral valve replacement technology and was purchased by Abbott Laboratories in 2019. Previously, he served as Chief Executive Officer from 2004 to 2011 of EndoGastric Solutions, Inc., a medical technology company that develops incisionless transoral procedures for the treatment of GERD, Senior Vice President and General Manager from 2001 to 2004 of Accuray, Inc. (Nasdaq: ARAY), a leader in radiosurgery which he helped take public, and was founding Vice President of Sales & Marketing from 1997 to 2001 at Intuitive Surgical, Inc. (Nasdaq: ISRG), a medical robotics company designing products to improve clinical outcomes of patients through minimally invasive surgery. Prior to that, Mr. Thaure held engineering, marketing and business development roles at Guidant Corp. and American Hospital Supply Corp. in their cardiovascular divisions. During his career, Mr. Thaure has served as board member for several public and private companies, including Pulse Biosciences, Inc. (Nasdaq: PLSE) from 2015 to 2017, where he served on its Compensation and Governance Committees, and was Chairman of its Audit Committee. He also served on the following private company boards: Mauna Kea Technologies Inc. from 2001 to 2012, Aquyre Bioscience Inc. since 2019, and FlexDex Inc from 2019 to 2020. Mr. Thaure holds a B.S. in Chemistry and Biomedical Engineering from Duke University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University. Our Board has determined that Mr. Thaure’s experience as a director of medical technology companies, including public company experience, qualifies him to serve as a member of our Board.

Manuel Aguero has served as our director since April 2021. Mr. Aguero has over 38 years of experience in the healthcare industry, including seven years at Johnson & Johnson’s Surgikos division (1984 to 1990) where he held positions of increasing responsibility including sales, marketing, and management, rising from a territorial sales position to becoming Director of Sales Training. Mr. Aguero was President of QMed Corporation, a medical device distribution company from its inception in 1990 to 2021 and has served as Co-Founder since 2021. He also has served on the board of its affiliate, Phoenix Healthcare Solutions, a leading medical manufacturing company, since 2012. Mr. Aguero was an early stage investor and has served on the board of directors of Veterans Healthcare Supply Solutions since 2011. He also served on the board of Orthosensor Inc., a leader in orthopedic sensor technologies, from 2010 until its sale to Stryker in 2020. Mr. Aguero graduated with Honors from The University of Florida with a BSBA in Business Finance. Our Board has determined that Mr. Aguero’s experience as a director of medical technology companies qualifies him to serve as a member of our Board.

David A. Treadwell has served as our director since April 2021. Mr. Treadwell has been a director of Visteon, an automotive supplier focused on cockpit electronics, since August 2012. He has also served on the boards of Flagstar Bank, Inc. (NYSE: FBC), a $27 billion regional bank, since 2009. With the merger of Flagstar and New York Community Bank (NYSE: NYCB), he now serves on the board of NYCB. Until its sale in November 2022, Mr. Treadwell served on the board of U.S. Well Services, Inc. (Nasdaq: USWS) (formerly known as Matlin & Partners Acquisition Corporation prior to its merger with U.S. Well Services LLC), a high-pressure hydraulic fracturing supplier, since 2018. Until its sale in December 2021, Mr. Treadwell also served as Chairman of Tweddle Group, a provider of automotive owner manuals/information, since September 2018; and served as Chairman of AGY, LLC, a producer of high-tech glass fiber for a variety of global applications, from July 2013 through December 2022. Mr. Treadwell has served on the boards of several other public and private companies. Mr. Treadwell served as President and Chief Executive Officer of EP Management Corporation, formerly known as EaglePicher Corporation, a diversified industrial group, from August 2006 to September 2011. Mr. Treadwell was EaglePicher’s Chief Operating Officer from June 2005 to July 2006. EaglePicher Corporation included EP Medical Batteries, which developed and supplied implantable medical batteries. Prior to that, he served as Oxford Automotive’s Chief Executive Officer from 2004 to 2005. Mr. Treadwell graduated from University of Michigan in 1976 with high honors, BBA in Business. Our Board has determined that Mr. Treadwell’s public company board experience qualifies him to serve as a member of our Board.

Special Advisor

Michael Stansky has served as our special advisor since December 2020. Mr. Stansky was a Managing Director of Tudor Investment Corporation where he was responsible for long/short equity and venture capital investments. He joined Tudor Investment Corporation in January 1994 and retired from active investment management in 2008. From 1985 to 1994, Mr. Stansky was an analyst and portfolio manager at Wellington Management Company. In his personal capacity, as well as at Tudor Investment Corporation, he has been an early stage or crossover investor and/or served on the boards of directors of several healthcare companies, including ShockWave Medical, Inc., MAKO Surgical, TransMedix Group (Nasdaq: TMDX) and Healtheon (now WebMD). He served as

Chairman of OrthoSensor, Inc. until the company was acquired by Stryker Corporation in December 2020 and has served on the board of INSIGHTEC Ltd. since November 2018. He holds a B.A. in Accounting from the University of Massachusetts and a M.B.A. from Harvard Business School. Mr. Stansky is a Certified Public Accountant and a Chartered Financial Analyst.

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

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we were required to hold an annual meeting one full year after our first fiscal year end following our listing on Nasdaq. The Extension Special Meeting on December 12, 2022 was held in lieu of our first annual meeting of stockholders.

The term of office of the first class of directors, consisting of Messrs. Karti, Roche, Thaure and Aguero, who were elected at the Extension Special Meeting, will expire at our third annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Matlin, Treadwell and Dewey, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of our board of directors and Mr. Aguero chairs the audit committee. Messrs. Thaure, Karti and Aguero serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Thaure, Karti, and Aguero meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Thaure qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●reviewing on an annual basis our executive compensation policies and plans;

●implementing and administering our incentive compensation equity-based remuneration plans;

●assisting management in complying with our proxy statement and annual report disclosure requirements;

●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●if required, producing a report on executive compensation to be included in our annual proxy statement; and

●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the amount payable to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support, reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Item 11.  Executive Compensation

None of our officers has received any cash compensation for services rendered to us. We accrue $10,000 per month for office space, utilities and secretarial and administrative support payable to our sponsor. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth elsewhere in this Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors or their respective affiliates prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. For example, the compensation of the two directors of the combined company that will be designated by the Company is disclosed in the TriSalus Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to the officers of the post-combination business will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors (as is anticipated for the combined company in the TriSalus Business Combination) or by a majority of the independent directors on our board of directors.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●each of our executive officers and directors that beneficially owns our common stock; and

●all our executive officers and directors as a group.

In the table below, percentage ownership is based on 8,203,422 shares of our common stock, consisting of (i) 1,953,422 shares of our Class A common stock and (ii) 6,250,000 shares of our Class B common stock, issued and outstanding as of March 22, 2023. On all matters to be voted upon holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Outstanding
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	of Class	Common Stock
Directors and Executive Officers
Christopher C. Dewey (3)	—	—	6,250,000	100.0%	76.2%
David J. Matlin (3)	—	—	6,250,000	100.0%	76.2%
Robert H. Weiss	—	—	—	—	—
Karim Karti	—	—	—	—	—
Martin W. Roche, MD	—	—	—	—	—
Thierry Thaure	—	—	—	—	—
Manny Aguero	—	—	—	—	—
David Treadwell	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	—	—	6,250,000	100.0%	76.2%
Five Percent or More Stockholders
MedTech Acquisition Sponsor LLC (3)	—	—	6,250,000	100.0%	76.2%
Magnetar Funds and Managed Account (4)	1,145,833	58.7%	—	—	14.0%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o MedTech Acquisition Corporation, 48 Maple Avenue, Greenwich, CT 06830.

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

(4)

According to a Schedule 13D/A filed with the SEC on February 9, 2022, these securities are held by Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”) and Magnetar Constellation Fund II-PRA LP (“PRA LP”), Delaware limited partnerships; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund – T”), Delaware limited liability companies; and a Managed Account; collectively (the “Magnetar Funds and Managed Account”). Magnetar Financial serves as the investment adviser to the Magnetar Funds and Managed Account, and as such, Magnetar Financial exercises voting and investment power over the securities held for the Magnetar Funds and Managed Account’s accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz. The business address of the Magnetar Funds and Managed Account is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information on the TriSalus Business Combination, please see “Item 1. Business.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

On December 22, 2020, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 4,933,333 private placement warrants for a purchase price of $1.50 per warrant. Our sponsor’s interest in such transaction was valued at $7,400,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Commencing on December 17, 2020, we started to accrue an amount payable to our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Notwithstanding the foregoing, as indicated above, other than the amount payable to our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support, reimbursement of expenses, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors or any of their affiliates, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. For example, the compensation of the two directors of the combined company that will be designated by the Company, once identified, will be disclosed in the TriSalus Registration Statement.  It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On December 17, 2020, we entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

On December 30, 2021, we issued the 2021 Promissory Note in the principal amount of $544,000 (the to our sponsor. The 2021 Promissory Note does not bear interest and matures upon closing of our initial business combination. The proceeds of the 2021 Promissory Note have been used for working capital purposes.

On January 28, 2022, we issued the 2022 Promissory Note I in the principal amount of up to $400,000 to the sponsor, of which $75,000 was funded by the sponsor upon execution thereof. The 2022 Promissory Note I does not bear interest and matures upon closing of the our initial business combination.

On May 24, 2022, we issued the 2022 Convertible Promissory Note in the principal amount of up to $1,500,000 to the sponsor for working capital requirements and payment of certain expenses in connection its initial business combination. The 2022 Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination (in which case we will repay the 2022 Convertible Promissory Note note out of the proceeds of the trust account released to us) or upon our liquidation (in which case we may only repay the note out of working capital funds held outside the trust account). At the election of the sponsor, all or a portion of the unpaid principal amount of the 2022 Convertible Promissory Note may be converted into that number of warrants, each exercisable for one share of Class A common stock at a price of $1.50 per warrant.

On November 11, 2022 and in connection with the entry into the TriSalus Merger Agreement, we, TriSalus and Magnetar entered into a non-binding term sheet concerning Magnetar Convertible Notes, which provides for the sale and issuance by us of up to $50,000,000 of 8.0% senior secured convertible notes concurrent with the closing of the TriSalus Business Combination. The term sheet, which grants Magnetar the exclusive right to negotiate the foregoing proposed debt financing, provides for us to issue $25,000,000 or $50,000,000 of such Magnetar Convertible Notes at the Closing, and grants Magnetar the option to purchase the same principal amount of purchased Magnetar Convertible Notes during the two-year period following the Closing (resulting in the potential issuance of up to $100,000,000 of such Magnetar Convertible Notes). The Magnetar Convertible Notes would have a three-year maturity and would be convertible into shares of our common stock at an initial conversion price of $10.00 per share, with conversion price resets and certain anti-dilution rights, with the conversion feature subject to certain ownership limitations. Other than exclusivity and certain expense reimbursement and indemnity obligations of the Company and TriSalus, the term sheet is non-binding on each of the parties thereto, and the parties’ obligations to consummate the transactions contemplated therein are subject in all respects to the completion of Magnetar’s due diligence process, the negotiation and execution of definitive transaction documents to Magnetar’s satisfaction, and the satisfaction of certain other conditions (including, but not limited to, TriSalus obtaining or securing certain temporary or permanent reimbursement codes for its TriNav Infusion System by January 31, 2023). On December 29, 2022, the Consolidated Appropriations Act of 2023 (H.R. 2617) was signed into law and includes an extension to the TPT payment status for certain devices, including the

TriNav™ Infusion System, through December 31, 2023, which satisfied the foregoing condition. Currently, the amount potentially subject to funding, subject in all respects to the completion of Magnetar’s due diligence process, the negotiation and execution of definitive transaction documents to Magnetar’s satisfaction, and the satisfaction of certain other conditions, is $25 million. Based upon information set forth in a Schedule 13D/A filed on February 9, 2023, Magnetar Financial LLC, an affiliate of Magnetar, collectively owned with its affiliates an aggregate of 1,145,833 shares of Class A common stock, which represents 58.7% of the Company’s issued and outstanding Class A common stock following the Extension Special Meeting.

In addition, on December 16, 2022, we issued the unsecured the 2022 Promissory Note III in the principal amount of up to $1,000,000 to the sponsor for working capital purposes, which may be drawn down from time to time upon our request. The 2022 Promissory Note III does not bear interest and the principal amount will not be payable if we fail to complete our initial business combination within the Combination Period.

On December 16, 2022, we issued the 2022 Extension Note in the principal amount of up to $468,821 to the sponsor pursuant to which the sponsor agreed to loan to us and deposit into the trust account the Extension Funds for the public shares that were not redeemed in connection with the Extension. The 2022 Extension Note is non-interest bearing and matures upon the closing of our initial business combination.

Beginning on December 23, 2022, we began depositing $0.04 per share into the trust account for each month or portion thereof, that is needed by us to complete an initial business combination until June 22, 2023 or such earlier date as determined by the Board.

In March 2023, we and the sponsor engaged Ceros to render certain advisory and placement services to us. Pursuant to such engagement, the sponsor (and not us) would be solely responsible for any and all fees and expenses payable to Ceros, if any, that would arise or accrue prior to, or in connection with, the closing of an initial business combination.

For more information on the agreements entered into in connection with the TriSalus Business Combination, including the names of the agreements involving related parties, such as the sponsor, officers or directors, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Karti, Roche, Aguero, Thaure and Treadwell are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees.

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $163,800 and $153,985, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees.

The amount we paid Withum for tax services, planning or advice for the years ended December 31, 2022 and 2021 totaled $8,840 and $5,665, respectively.

All Other Fees.

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the effectiveness of our IPO Registration Statement. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements

(2)	Financial Statements Schedules

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

MEDTECH ACQUISITION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Medtech Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medtech Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 22, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 22, 2023

PCAOB Number 100

MEDTECH ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash	$153,563	$200,884
Prepaid expenses	206,329	325,000
Total current assets	359,892	525,884

Cash and investments held in Trust Account	19,827,884	250,007,295
TOTAL ASSETS	$20,187,776	$250,533,179

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,442,941	$1,057,616
Due to stockholders	48,135	—
Income taxes payable	27,854	—
Extension Note	39,068	—
Promissory note – related party	944,000	544,000
Total current liabilities	2,501,998	1,601,616
Warrant liabilities	1,061,334	6,898,666
Convertible Promissory Note – related party	1,341,000	—
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	13,654,332	17,250,282

Commitments and Contingencies
Class A common stock subject to possible redemption, 1,953,422 and 25,000,000 shares at $10.14 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	19,800,030	250,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001 per share; 1,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, par value $0.0001 per share; 100,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Class B common stock, par value $0.0001 per share; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of December 31, 2022 and 2021	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,267,211)	(16,717,728)
TOTAL STOCKHOLDERS’ DEFICIT	(13,266,586)	(16,717,103)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$20,187,776	$250,533,179

The accompanying notes are an integral part of these consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
General and administrative expenses	$2,746,125	$3,040,714
Loss from operations	(2,746,125)	(3,040,714)

Other income:
Change in fair value of warrant liabilities	5,837,332	7,744,000
Interest earned on cash and investments held in Trust Account	3,018,726	63,997
Total other income	8,856,058	7,807,997

Income before provision for income taxes	6,109,933	4,767,283
Provision for income taxes	(570,854)	—
Net income	$5,539,079	$4,767,283

Weighted average shares outstanding of Class A common stock	23,358,326	25,000,000
Basic and diluted net income per share, Class A common stock	$0.19	$0.15

Weighted average shares outstanding of Class B common stock	6,250,000	6,250,000
Basic and diluted net income per share, Class B common stock	$0.19	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	6,250,000	$625	$—	$(21,485,011)	$(21,484,386)
Net income	—	—	—	4,767,283	4,767,283
Balance — December 31, 2021	6,250,000	625	—	(16,717,728)	(16,717,103)
Investment pursuant to business combination agreement	—	—	82,741	—	82,741
Accretion for Class A common stock to redemption amount	—	—	(82,741)	(2,088,562)	(2,171,303)
Net income	—	—	—	5,539,079	5,539,079
Balance — December 31, 2022	6,250,000	$625	$—	$(13,267,211)	$(13,266,586)

The accompanying notes are an integral part of these consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,539,079	$4,767,283
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,837,332)	(7,744,000)
Interest earned on cash and investments held in Trust Account	(3,018,726)	(63,997)
Changes in operating assets and liabilities:
Prepaid expenses	118,671	348,200
Accounts payable and accrued expenses	385,325	954,400
Due to stockholders	48,135	—
Income taxes payable	27,854	—
Net cash used in operating activities	(2,736,994)	(1,738,114)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(78,136)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	905,000	60,000
Cash withdrawn from Trust Account in connection with redemptions	232,371,273	—
Net cash provided by investing activities	233,198,137	60,000

Cash Flows from Financing Activities:
Proceeds from promissory note	39,068	—
Proceeds from promissory note – related party	400,000	544,000
Proceeds from Convertible Promissory Note – related party	1,341,000	—
Extension capital contribution from TriSalus	82,741	—
Redemptions of Class A common stock	(232,371,273)	—
Net cash (used in) provided by financing activities	(230,508,464)	544,000

Net Change in Cash	(47,321)	(1,134,114)
Cash – Beginning of year	200,884	1,334,998
Cash — End of year	$153,563	$200,884

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$543,000	$—

The accompanying notes are an integral part of the financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

MedTech Acquisition Corporation (the “Company”) was incorporated in Delaware on September 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has one wholly-owned subsidiary that was created on November 9, 2022, MTAC Merger Sub, Inc, a Delaware corporation (“Merger Sub”).

As of December 31, 2022, the Company had not commenced any operations. All activity from inception through December 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the terminated Memic Business Combination and the Merger Agreement with TriSalus (as defined and more fully described in Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

Following the closing of the Initial Public Offering on December 22, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

DECEMBER 31, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by  June 22, 2023 (or such earlier date as determined by the board of directors of the Company (the “Board”)) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until June 22, 2023 (or such earlier date as determined by the Board) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and theBoard, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

On December 12, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate its initial business combination from December 22, 2022 to June 22, 2023 (or such earlier date as determined by the Board). The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on December 12, 2022.

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

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had $153,563 in its operating bank account and working capital deficit of $2,114,252, which excludes $27,854 of income taxes payable.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note”). The 2021 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of December 31, 2022 and 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in the principal amount of up to $400,000 to the Sponsor (the “2022 Promissory  Note”). The 2022 Promissory Note, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of December 31, 2022 and 2021, there was $400,000 and $0 outstanding under the 2022 Promissory Note, respectively.

On May 24, 2022, the Company issued the Convertible Promissory Note (as defined in Note 5) in the principal amount of up to $1,500,000 to the Sponsor. As of December 31, 2022 and 2021, there were amounts of $1,341,000 and $0 outstanding under the Convertible Promissory Note, respectively.

On December 16, 2022, the Company issued a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor (the “Extension Note”), pursuant to which the Sponsor agreed to loan to the Company up to $468,821 (the “Extension Funds”) to deposit into the Company’s trust account (the “Trust Account”) for the shares of Class A common stock of the Company (the “Public Shares”) that were not redeemed in connection with the extension of the Company’s termination date from December 22, 2022 to June 22, 2023 or such earlier date as determined by the Board (the “Extension”). The Extension Note, as described in Note 5, does not bear interest

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

and is repayable in full upon the date of the consummation of an initial business combination. As of December 31, 2022 and 2021, there were the amounts of $39,068 and $0 outstanding under Extension Note, respectively.

The Company will deposit $0.04 per share into the Trust Account for each month (commencing on December 23, 2022 and ending on the 22nd day of each subsequent month) (the “Extension Deposit”), or portion thereof, that is needed by the Company to complete an initial business combination until June 22, 2023 or such earlier date as determined by the Board (the “Extension”).

Pursuant to the Merger Agreement, TriSalus has agreed to pay, as a transactional expense and not as a loan, for 50% of the costs incurred by the Company in connection with the preparation and filing of applicable proxy materials and the holding of the Meeting (as defined below) (TriSalus’s portion of such fees, the “TriSalus Extension Fees”), in addition to 50% of the amounts deposited into the Trust Account in connection with the Extension, with the remainder to be funded by the Sponsor and/or its designee in the form of a loan to the Company; provided that TriSalus’s obligation to pay the TriSalus Extension Fees and its portion of the deposits for the Extension will terminate immediately at the earliest to occur of (i) the closing date of the TriSalus Business Combination and (ii) the valid termination of the Merger Agreement. Upon such termination, the Company will have no obligation to repay the TriSalus Extension Fees or any portion of the Extension Funds paid by TriSalus.

On December 16, 2022, the Company issued an unsecured promissory note in the principal amount of up to $1,000,000 (the “Working Capital Note”) to the Sponsor for working capital purposes, which may be drawn down from time to time upon request by the Company. The Working Capital Note does not bear interest and the principal amount will not be payable if the Company fails to complete its initial business combination within the required time period as set forth in its amendment and restated certificate of incorporation, as amended from time to time. As of December 31, 2022 and 2021, there was no outstanding amount under the Working Capital Note.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2023.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which were formed on November 9, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $153,563 and $200,884 of cash as of December 31, 2022 and 2021, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, substantially all of the assets held in the Trust Account were held in a demand deposit account held by Continental Stock Transfer & Trust Company. At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

In connection with the special meeting in lieu of the 2022 annual meeting of stockholders held by the Company on December 12, 2022, stockholders holding 23,046,578 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $232.37 million (approximately $10.08 per Public Share) was removed from the Trust Account to pay such holders and approximately $19.70 million remains in the Trust Account. Following redemptions, the Company has 1,953,422 Public Shares outstanding. $78,137 was deposited into the Trust Account of which 50% was be drawn down under the Extension Note and 50% was funded by TriSalus.

Accordingly, at December 31, 2022 and 2021, 1,953,422 and 25,000,000 shares of Class A common stock subject to possible redemption are presented at $10.14 and $10.00 redemption value, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2021	$250,000,000
Plus:
Accretion of carrying value to redemption value
Class A common stock subject to possible redemption, December 31, 2021	250,000,000
Less:
Redemptions of Class A common stock	(232,371,273)
Plus:
Accretion of carrying value to redemption value	2,093,167
Extension Deposit	78,136
Class A common stock subject to possible redemption, December 31, 2022	$19,800,030

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. A total of $14,161,525 in offering costs was incurred. Of these offering costs, $13,638,664 was related to the Initial Public Offering and charged to Class A Common Stock subject to possible redemption. Offering costs allocable to Public Warrants (as defined below) and Private Placement Warrants were $514,106 and $8,755, respectively, and expensed at the date of Initial Public Offering.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 9.34% and 0% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock, which assumes a business comination as to be the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except share and per share amounts):

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$4,369,839	$1,169,240	$3,813,826	$953,457
Denominator:
Basic and diluted weighted average shares outstanding	23,358,326	6,250,000	25,000,000	6,250,000
Basic and diluted net income per share of common stock	$0.19	$0.19	$0.15	$0.15

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Warrant Liabilities (See Note 10).

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $120,000, in fees for these services. For the year ended December 31, 2021, the Company incurred $120,000, in fees for these services. There were $240,000 and $120,000 included in accrued expenses for these services in the accompanying consolidated balance sheets at December 31, 2022 and 2021, respectively.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Promissory Note — Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under the 2021 Promissory Note if the Business Combination is not consummated on or before June 22, 2023 (or such earlier date as determined by the Board). As of December 31, 2022 and 2021, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note I in the principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under 2022 Promissory Note if the Business Combination is not consummated on or before June 22, 2023 (or such earlier date as determined by the Board). As of December 31, 2022 and 2021, there were amounts of $400,000 and $0 outstanding under the 2022 Promissory Note, respectively.

On December 16, 2022, the Company issued the Extension Note, a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company the Extension Funds to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the Extension. The Extension Note does not bear interest and is repayable in full upon the date of the consummation of an initial business combination. As of December 31, 2022 and 2021, there was $39,068 and $0 outstanding under Extension Note, respectively.

On December 16, 2022, the Company issued the 2022 Promissory Note I, an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor for working capital purposes, which may be drawn down from time to time upon request by the Company. The Working Capital Note does not bear interest and the principal amount will not be payable if the Company fails to complete its initial business combination within the Combination Period. As of December 31, 2022 and 2021, there was no outstanding under Working Capital Note, respectively.

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

On May 24, 2022, the Company issued the a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s initial Business Combination (“Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the initial Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one share of Class A common stock of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of this Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants and their underlying securities are entitled to certain demand and piggyback registration rights as set forth in the Convertible Promissory Note. The Company determined that the fair value of the Convertible Promissory Note was par value. As of December 31, 2022 and 2021, the Company had $1,341,000 and $0, respectively, borrowings under the Working Capital Loans.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Raymond James Agreements

Raymond James & Associates, Inc. (“Raymond James”) was originally engaged by the Company to act as sole manager for the Initial Public Offering and would be entitled to a deferred underwriting fee of $8,750,000 upon the consummation of a Business Combination. In connection with the entry into the Merger Agreement with TriSalus, on November 11, 2022, the Company and Raymond James amended that certain Underwriting Agreement, dated December 17, 2020, pursuant to which, Raymond James agreed to waive the foregoing deferred underwriting fee in its entirety if the proposed Business Combination between the Company and TriSalus is consummated. Raymond James was separately engaged by the Company to act as its investment banking advisor in connection with a Business Combination, and will receive customary fees for its services in that role if the Business Combination with TriSalus is consummated. The Company also engaged Raymond James to act as sole placement agent for an institutional debt financing that resulted in the Company’s entry into the non-binding term sheet with Magnetar Capital LLC (“Magnetar”). In consideration for its services as the Company’s investment banking advisor and its services as placement agent, Raymond James will be entitled to receive an aggregate fee ranging between $3 million to $4.5 million from the Company at the closing of the Business Combination with TriSalus plus expense reimbursements, depending on the amount raised in the institutional debt financing with Magnetar and/or other institutional investors, excluding any incremental fee consideration for exercise of the greenshoe. If the Company is unable to consummate the Business Combination with TriSalus or is unable to obtain private financing in connection with the Business Combination with TriSalus, then Raymond James will not receive any compensation for its investment banking advisory or placement agent services, respectively.

Contingent Professional Fees

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which were contingent upon the consummation of the Memic Business Combination. On March 12, 2022, the Memic Business Combination was terminated, as such, the incurred contingent legal and investment advisory fees are no longer due. These fees were not recorded on the Company’s consolidated balance sheets, therefore no reversal was required.

The company incurred legal fees of $479,262, which are contingent on the consummation of the Merger with TriSalus. These fees were not recorded on the Company’s consolidated balance sheet.

Business Combination Agreement

On August 12, 2021, the Company entered into the Business Combination Agreement (the “Memic Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Merger Sub”).

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Merger Agreement

On November 11, 2022, the Company (herein referred to as “MTAC” in this Note 6), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MTAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of MTAC (“Merger Sub”), and TriSalus Life Sciences, Inc., a Delaware corporation (“TriSalus”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into TriSalus (the “Merger”), with TriSalus surviving the Merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of MTAC (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “TriSalus Business Combination”). The TriSalus Business Combination is subject to certain closing conditions. Upon consummation of the TriSalus Business Combination, MTAC will be renamed “TriSalus Life Sciences, Inc.”

Merger Consideration

The aggregate consideration payable to the stockholders of TriSalus at the closing of the TriSalus Business Combination (the “Closing”) is $220,000,000, payable solely in shares of MTAC common stock, par value $0.0001 per share (“Common Stock”), valued at $10.00 per share (the “Closing Merger Consideration”). Immediately prior to the Closing, the shares of Class A Common Stock of MTAC and the warrants to purchase shares of Class A Common Stock of MTAC issued to the public that comprise each issued and outstanding Unit will be automatically separated, if not already separated prior to such time, and the holder thereof shall be deemed to hold one share of Class A Common Stock of MTAC and one-third of one warrant to purchase Class A Common Stock; provided that any fractional warrants issuable to a holder upon the separation of the Units will be rounded down to the nearest whole number of warrants. Following the separation of the Units but prior to the Closing, the Class B Common Stock of MTAC will automatically convert into Class A Common Stock, and pursuant to the proposed amended and restated certificate of incorporation of MTAC to be effective immediately prior to the effective time of the Merger, if approved by MTAC’s stockholders, Class A Common Stock and Class B Common Stock will be reclassified into a single class of Common Stock.

Immediately prior to the Closing, each share of TriSalus’ issued and outstanding preferred stock will automatically convert into shares of TriSalus common stock (the “Preferred Conversion”), and all in-the-money TriSalus warrants that would be exercised or otherwise exchanged in full in accordance with their terms by virtue of the occurrence of the TriSalus Business Combination will be exercised for shares of TriSalus common stock, such that the holders thereof will receive Closing Merger Consideration as holders of TriSalus common stock. TriSalus warrants that are out-of-the-money will be cancelled for no consideration immediately prior to the Closing. At the time of the TriSalus Business Combination, the outstanding options for shares of TriSalus common stock under TriSalus’ equity plan will be assumed by MTAC and converted into options to purchase Common Stock (the “Assumed Equity”).

Representations, Warranties and Covenants

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of MTAC and TriSalus during the period between execution of the Merger Agreement and

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

the Closing, including the parties’ agreement not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions. The representations, warranties and covenants made under the Merger Agreement will not survive the Closing; provided, however, that any covenants that are to be performed at or after the Closing shall survive until such covenant has been performed or satisfied pursuant to their terms. Each of MTAC and TriSalus have agreed to use their commercially reasonable efforts to cause the TriSalus Business Combination to be consummated as soon as practicable.

Termination

The Merger Agreement may be terminated prior to the Closing under certain circumstances, including, among others, (i) by written consent of TriSalus and MTAC, (ii) by written notice from either MTAC or TriSalus, if (A) the Closing has not occurred on or before December 22, 2022, as such date may be extended to match the extension of the last date for MTAC to consummate a Business Combination under its certificate of incorporation (currently June 22, 2023) obtained by MTAC stockholder approval (the “Outside Date”), unless the terminating party’s failure to comply in any material respect with its obligations under the Merger Agreement shall have contributed to the failure of the Closing to have occurred on or prior to the Outside Date, (B) the consummation of the TriSalus Business Combination is permanently enjoined, (C) MTAC does not obtain stockholder approval of the TriSalus Business Combination at the special meeting at which such approval shall be voted upon, or (D) by March 31, 2023, MTAC shall not have obtained commitments for private financing of at least $40,000,000 in support of the TriSalus Business Combination, (iii) by written notice from either MTAC or TriSalus, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the Merger Agreement that would result in the failure of the conditions to MTAC’s or TriSalus’ obligation to consummate the TriSalus Business Combination and such breach has not been cured by the breaching party within 30 days after receiving notice of such breach, (iv) by TriSalus at any time prior to the approval of the TriSalus Business Combination by MTAC’s public stockholders, if the board of directors of MTAC has made a change in recommendation to its stockholders regarding the TriSalus Business Combination, and (v) by written notice to TriSalus from MTAC, if TriSalus does not obtain stockholder approval within 25 days after delivering an information statement regarding the TriSalus Business Combination to its stockholders.

For additional information, refer to MTAC’s Current Report on Form 8-K, as filed with the SEC on November 14, 2022.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,953,422 and 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 6,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued,

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis. The Company cannot determine at this time whether a majority of the holders of Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 8. WARRANT LIABILITIES

As of December 31, 2022 and 2021, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets for the year ended December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$40,819
Organizational costs/start-up expenses	1,160,666	606,383
Total deferred tax assets	1,160,666	647,202
Valuation allowance	(1,160,666)	(647,202)
Deferred tax assets, net of allowance	$—	$—

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The income tax provision for the years ended December 31, 2022 and 2021 consisted of the following:

	For the Year Ended December 31,
	2022	2021
Federal
Current	$570,854	$—
Deferred	(513,464)	(625,111)

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	513,464	625,111

Income tax provision	$570,854	$—

As of December 31, 2022 and 2021, the Company had a U.S. federal net operating loss carryover of approximately $0 and $194,000 available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $513,464 and $625,111,respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(20.1)%	(34.1)%
Change in valuation allowance	8.4%	13.1%
Income tax provision	9.3%	(0.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

At December 31, 2022, assets held in the Trust Account were comprised of $19,827,884 in cash. During the year ended December 31, 2022, the Company withdrew $905,000 of interest income from the Trust Account to pay for taxes and $232,371,273 in connection with redemptions of common stock.

At December 31, 2021, assets held in the Trust Account were comprised of $250,007,295 in money market funds. During the year ended December 31, 2021, the Company withdrew $60,000 of interest income from the Trust Account to pay for taxes.

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of the Trust Account at December 31, 2022 and 2021, are as follows:

		December 31,	December 31,
	Level	2022	2021
Assets:
Cash and investments held in Trust Account	1	$19,827,884	$250,007,295

Liabilities:
Warrant Liabilities - Public Warrants	1	$666,667	$4,333,333
Warrant Liabilities - Private Placement Warrants	3	$394,667	$2,565,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the statements of operations.

The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The expected volatility as of the Initial Public Offering date and subsequent was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of December 31, 2022 and 2021, were as follows:

	December 31,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$10.03	$9.88
Volatility	6.40%	9.60%
Term	5.25	5.16
Risk-free rate	3.91%	1.27%
Dividend yield	0.00%	0.00%

The following table presents the changes in the Level 3 fair value of warrant liabilities during the years ended December 31, 2022 and 2021:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$2,565,333	$—	$2,565,333
Change in fair value	(2,170,666)	—	(2,170,666)
Fair value as of December 31, 2022	$394,667	$—	$394,667

MEDTECH ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2020	$5,476,000	$9,166,666	$14,642,666
Change in fair value	(2,910,667)	(4,833,333)	(7,744,000)
Transfer to level 1	—	(4,333,333)	(4,333,333)
Fair value as of December 31, 2021	$2,565,333	$—	$2,565,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,333,333, when the Public Warrants were separately listed and traded. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subsequent to December 31, 2022, $78,136 was drawn on the Extension Note, as described in Note 5 and deposited into the Trust Account. In addition, TriSalus deposited $78,136 in the Trust Account pursuant to the Merger Agreement.

On January 13, 2023, the Company drew an additional $159,000 on the Convertible Promissory Note as described in Note 5.

On January 13, 2023 and February 8, 2023, the Company drew an additional $215,222 and $200,000 on the 2022 Promissory Note III as described in Note 5, respectively.

In March 2023, the Company and the Sponsor engaged Ceros Financial Services, Inc. to render certain advisory and placement services to the Company. Pursuant to such engagement, the Sponsor (and not the Company) would be solely responsible for any and all fees and expenses payable to Ceros Financial Services, Inc., if any, that would arise or accrue prior to, or in connection with, the closing of an initial Business Combination.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 17, 2020, by and between the Company and Raymond James & Associates, Inc. (3)
2.1+	Agreement and Plan or Merger, dated as of November 11, 2022, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc. (9)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to Amended and Restated Certificate of Incorporation. (11)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 17, 2020, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (5)
10.1	Promissory Note, dated as of September 11, 2020 issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated September 11, 2020, by and between the Company and the Sponsor. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Letter Agreement, dated December 17, 2020, by and among the Company, its officers and directors and the Sponsor. (3)
10.5	Investment Management Trust Agreement, dated December 17, 2020, by and between the Company and Continental, as trustee. (3)
10.6	Registration Rights Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.7	Private Placement Warrants Purchase Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.8	Administrative Support Agreement, dated December 17, 2020, by and between the Company and the Sponsor. (3)
10.9	Promissory Note, dated as of December 30, 2021 issued to the Sponsor. (4)
10.10	Promissory Note, dated as of January 28, 2022, issued to Sponsor. (6)
10.11	Form of Amendment No. 1 to Promissory Note of the Company. (10)
10.12∧	Termination of Business Combination Agreement. (7)
10.13	Promissory Note, dated May 24, 2022, issued to Sponsor. (8)
10.14

Form of Amended and Restated Registration Rights Agreement, by and among TriSalus Life Sciences, Inc., MedTech Acquisition Sponsor LLC, and certain former stockholders of TriSalus Life Sciences, Inc. (9)

10.15	Form of Lock-up Agreement, by and among certain stockholders of TriSalus Life Sciences, Inc. and MedTech Acquisition Corporation. (9)
10.16+	Sponsor Support Agreement, dated as of November 11, 2022, by and among MedTech Acquisition Corporation, TriSalus Life Sciences, Inc., and MedTech Acquisition Sponsor LLC. (9)
10.17	Form of Stockholder Support Agreement, by and among MedTech Acquisition Corporation, TriSalus Life Sciences, Inc. and certain stockholders of TriSalus Life Sciences, Inc. (9)
10.18	Amendment to Underwriting Agreement, dated as of November 11, 2022, by and between MedTech Acquisition Corporation and Raymond James & Associates, Inc. (9)
10.19	Term Sheet, dated as of November 11, 2022, by and among MedTech Acquisition Corporation, TriSalus Life Sciences, Inc. and Magnetar Capital LLC. (9)
10.20	Promissory Note, dated December 16, 2022 issued to Sponsor. (11)
10.21	Promissory Note, dated December 16, 2022 issued to Sponsor. (11)
10.22	Amendment No. 1 to Term Sheet, dated as of March 4, 2023, by and among MedTech Acquisition Corporation, TriSalus Life Sciences, Inc. and Magnetar Capital LLC. (12)
14.1	Form of Code of Ethics. (2)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*     Filed herewith.

**	Furnished herewith.
+

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

∧

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated herein by reference to the exhibits to the Company’s IPO Registration Statement on Form S-1 (File No. 333-251037), filed with the SEC on November 30, 2020.
(2)	Incorporated herein by reference to the exhibits to the Company’s IPO Registration Statement on Form S-1/A (File No. 333-251037), filed with the SEC on December 9, 2020.
(3)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2020.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on December 30, 2021.
(5)	Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(6)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, filed with the SEC on January 28, 2022.
(7)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on March 10, 2022.
(8)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on May 26, 2022.
(9)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on November 14, 2022.
(10)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on December 2, 2022.
(11)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on December 19, 2022.
(12)	Incorporated herein by reference to the exhibits to the Company’s Current Report Form 8-K, filed with the SEC on March 8, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2023	MedTech Acquisition Corporation

	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher C. Dewey	Chief Executive Officer and Director	March 22, 2023
Christopher C. Dewey	(Principal Executive Officer)

/s/ David J. Matlin	Chief Financial Officer and Director	March 22, 2023
David J. Matlin	(Principal Financial and Accounting Officer)

/s/ Karim Karti	Chairman	March 22, 2023
Karim Karti

/s/ Martin Roche, MD	Director	March 22, 2023
Martin Roche, MD

/s/ Thierry Thaure	Director	March 22, 2023
Thierry Thaure

/s/ Manuel Aguero	Director	March 22, 2023
Manuel Aguero

/s/ David L. Treadwell	Director	March 22, 2023
David L. Treadwell