Form 10-Q
period 2023-03-31
MedTech Acquisition Corp
filed 2023-05-12
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, there were 1,953,422 shares of Class A common stock, par value $0.0001 per share, and 6,250,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$136,798	$153,563
Prepaid expenses	164,086	206,329
Total current assets	300,884	359,892

Cash and investments held in Trust Account	20,219,328	19,827,884
TOTAL ASSETS	$20,520,212	$20,187,776

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$1,593,764	$1,442,941
Due to stockholders	—	48,135
Income taxes payable	54,972	27,854
Extension Note	156,274	39,068
Convertible Promissory Note – related party	1,500,000	1,341,000
Promissory note - related party	1,359,222	944,000
Total current liabilities	4,664,232	3,842,998
Warrant liabilities	796,000	1,061,334

Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	14,210,232	13,654,332

Commitments and Contingencies

Class A common stock subject to possible redemption, 1,953,422 shares at $10.32 and $10.14 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	20,164,356	19,800,030

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001 per share; 1,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.0001 per share; 100,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B common stock, par value $0.0001 per share; 10,000,000 shares authorized; 6,250,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	625	625
Additional paid-in capital	—	—
Accumulated deficit	(13,855,001)	(13,267,211)
TOTAL STOCKHOLDERS' DEFICIT	(13,854,376)	(13,266,586)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$20,520,212	$20,187,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$843,346	$669,807
Loss from operations	(843,346)	(669,807)

Other income:
Change in fair value of warrant liabilities	265,334	3,449,332
Interest earned on marketable securities held in Trust Account	157,033	57,200
Total other income	422,367	3,506,532

(Loss) Income before provision for income taxes	(420,979)	2,836,725
Provision for income taxes	(27,118)	—
Net (loss) income	$(448,097)	$2,836,725

Weighted average shares outstanding of Class A common stock	1,953,422	25,000,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.05)	$0.09

Weighted average shares outstanding of Class B common stock	6,250,000	6,250,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.05)	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	6,250,000	$625	$—	$(13,267,211)	$(13,266,586)
Investment pursuant to business combination agreement	—	—	199,633	—	199,633
Capital Contribution by Sponsor	—	—	25,000	—	25,000
Accretion of shares of Class A common stock to redemption amount	—	—	(224,633)	(139,693)	(364,326)
Net loss	—	—	—	(448,097)	(448,097)
Balance – March 31, 2023	6,250,000	$625	$—	$(13,855,001)	$(13,854,376)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)
Net income	—	—	—	2,836,725	2,836,725
Balance – March 31, 2022	6,250,000	$625	$—	$(13,881,003)	$(13,880,378)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(448,097)	$2,836,725
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	(265,334)	(3,449,332)
Interest earned on marketable securities held in Trust Account	(157,033)	(57,200)
Changes in operating assets and liabilities:
Prepaid expenses	42,243	29,125
Income taxes payable	27,118	—
Due to shareholders	(48,135)	—
Accounts payable and accrued expenses	150,823	214,728
Net cash used in operating activities	(698,415)	(425,954)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(234,411)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	11,000
Net cash (used in) provided by investing activities	(234,411)	11,000

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	415,222	265,000
Proceeds from convertible promissory note – related party	159,000	—
Proceeds from extension note	117,206	—
Capital Contribution by Sponsor	25,000
Investment from TriSalus	199,633	—
Net cash provided by financing activities	916,061	265,000

Net Change in Cash	(16,765)	(149,954)
Cash - Beginning of period	153,563	200,884
Cash - End of period	$136,798	$50,930

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has one wholly-owned subsidiary, MTAC Merger Sub, Inc, a Delaware corporation (“MTAC Merger Sub”), which was incorporated on November 9, 2022.

As of March 31, 2023, the Company had not commenced any operations. All activity from inception through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the terminated Business Combination with Memic Innovative Surgery Ltd. and Maestro Merger Sub, Inc. (the “Memic Business Combination”) (as more fully described in Note 6) and TriSalus Business Combination (as defined and more fully described in Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account.

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

Following the closing of the Initial Public Offering on December 22, 2020, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. In December 2022, the Company instructed the trustee, Continental Stock Transfer & Trust Company, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in a demand deposit account. Accordingly, The funds in the Trust Account no longer contain marketable securities.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will have until June 22, 2023 (or such earlier date as determined by the Board) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2023, the Company had $136,798 in its operating bank account and working capital deficit of $4,308,376, which excludes $54,972 of income taxes payable.

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note ”). The 2021 Promissory Note , as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in the principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note I”). The 2022 Promissory Note I, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, there was $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor (the “2022 Promissory Note III”). The 2022 Promissory Note III, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, there was $415,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

On May 24, 2022, the Company issued the Convertible Promissory Note (as defined in Note 5) in the principal amount of up to $1,500,000 to the Sponsor. As of March 31, 2023 and December 31, 2022, there were $1,500,000 and $1,341,000 outstanding under the Convertible Promissory Note, respectively.

On December 16, 2022, the Company issued a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor (the “Extension Note”), pursuant to which the Sponsor agreed to loan to the Company up to $468,821 (the “Extension Funds”) to deposit into the Trust Account for the shares of Class A common stock of the Company (the “Public Shares”) that were not redeemed in connection with the extension of the Company’s termination date from December 22, 2022 to June 22, 2023 or such earlier date as determined by the Board (the “Extension”). The Extension Note, as described in Note 5, does not bear interest and is repayable in full

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

upon the date of the consummation of an initial Business Combination. As of March 31, 2023 and December 31, 2022, there were $156,274 and $39,068 outstanding under Extension Note, respectively.

The Company will deposit $0.04 per share into the Trust Account for each month (commencing on December 23, 2022 and ending on the 22nd day of each subsequent month) (the “Extension Deposit”), or portion thereof, that is needed by the Company to complete an initial Business Combination until June 22, 2023 or such earlier date as determined by the Board.

Pursuant to the TriSalus Merger Agreement, TriSalus (as defined under Note 6) has agreed to pay, as a transactional expense and not as a loan, for 50% of the costs incurred by the Company in connection with the preparation and filing of applicable proxy materials and the holding of the Meeting (as defined below) (TriSalus’s portion of such fees, the “TriSalus Extension Fees”), in addition to 50% of the amounts deposited into the Trust Account in connection with the Extension, with the remainder to be funded by the Sponsor and/or its designee in the form of a loan to the Company; provided that TriSalus’s obligation to pay the TriSalus Extension Fees and its portion of the deposits for the Extension will terminate immediately at the earliest to occur of (i) the closing date of the TriSalus Business Combination (as defined under Note 6) and (ii) the valid termination of the TriSalus Merger Agreement. Upon such termination, the Company will have no obligation to repay the TriSalus Extension Fees or any portion of the Extension Funds paid by TriSalus.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 22, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which was incorporated on November 9, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $136,798 and $153,563 of cash as of March 31, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in a demand deposit account held by Continental Stock Transfer & Trust Company. The demand deposit account that accrues interest monthly.

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

In connection with the special meeting in lieu of the 2022 annual meeting of stockholders held by the Company on December 12, 2022, stockholders holding 23,046,578 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $232.37 million (approximately $10.08 per Public Share) was removed from the Trust Account to pay such holders approximately $19.70 million remains in the Trust Account. Following redemptions, the Company has 1,953,422 Public Shares outstanding. In addition, a total of $78,137 was deposited into the Trust Account of which 50% was drawn down under the Extension Note and 50% was funded by TriSalus pursuant to the TriSalus Merger Agreement (as described in Note 6).

Accordingly, at March 31, 2023 and December 31, 2022, 1,953,422 and 1,953,422 shares of Class A common stock subject to possible redemption are presented at $10.32 and $10.14 redemption value, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Less:
Redemptions of Class A common stock	(232,371,273)
Plus:
Accretion of carrying value to redemption value	2,093,167
Extension Deposit	78,136
Class A common stock subject to possible redemption, December 31, 2022	19,800,030
Plus:
Accretion of carrying value to redemption value	364,326
Class A common stock subject to possible redemption, March 31, 2023	$20,164,356

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 6.44% and 0.00% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per Share of common stock
Numerator:
Allocation of net (loss) income	$(106,702)	$(341,395)	$2,269,380	$567,345
Denominator:
Basic and diluted weighted average shares outstanding	1,953,422	6,250,000	25,000,000	6,250,000
Basic and diluted net (loss) income per Share of common stock	$(0.05)	$(0.05)	$0.09	$0.09

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation’s coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000, in fees for these services. For the three months ended March 31, 2022, the Company incurred $30,000, in fees for these services. There were $270,000 and $240,000 included in accrued expenses for these services in the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively.

Promissory Note - Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under the 2021 Promissory Note if the Business Combination is not consummated within the Combination Period. As of March 31, 2023 and December 31, 2022, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note I in the principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under 2022 Promissory Note if the Business Combination is not consummated within the Combination Period. As of March 31, 2023 and December 31, 2022, there were amounts of $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued the 2022 Promissory Note III, an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor for working capital purposes, which may be drawn down from time to time upon request by the Company. The 2022 Promissory Note III does not bear interest and the principal amount will not be payable if the Company fails to complete its initial Business Combination within the Combination Period. As of March 31, 2023 and December 31, 2022, there were amounts of $415,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

Extension Note

On December 16, 2022, the Company issued the Extension Note, a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company the Extension Funds to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the Extension. The Extension Note does not bear interest and is repayable in full upon the date of the consummation of an initial Business Combination. As of March 31, 2023 and December 31, 2022, there were amounts of $156,274 and $39,068 outstanding under Extension Note, respectively.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On May 24, 2022, the Company entered into the Working Capital Loans through the issuance of a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection the Company’s initial Business Combination (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and payable on the earlier of (i) the date of the initial Business Combination or (ii) the winding up of the Company. At any time prior to payment in full of the principal balance of the Convertible Promissory Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance into that number of warrants, each exercisable for one share of Class A common stock of the Company (the “Conversion Warrants”), equal to (x) the portion of the principal amount of this Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants and their underlying securities are entitled to certain demand and piggyback registration rights as set forth in the Convertible Promissory Note. The Company determined that the fair value of the Convertible Promissory Note was par value.

As of March 31, 2023 and December 31, 2022, the Company had $1,500,000 and $1,341,000, respectively, borrowings under the Convertible Promissory Note.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The company incurred legal fees of $697,445, which are contingent on the consummation of the Merger with TriSalus. These fees were not recorded on the Company’s consolidated balance sheet.

Terminated Memic Business Combination

Memic Business Combination Agreement

On August 12, 2021, the Company entered into the Business Combination Agreement (the “ Memic Business Combination Agreement”) with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Memic Merger Sub”).

Termination of Memic Business Combination Agreement

On March 10, 2022, the Company, Memic and Memic Merger Sub entered into a Termination of Memic Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Memic Business Combination Agreement. The termination of the Memic Business Combination Agreement was effective as of March 9, 2022.

As a result of the termination of the Memic Business Combination Agreement, the Memic Business Combination Agreement, along with any Transaction Agreement (as defined in the Memic Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Memic Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the SPAC Sponsor Letter Agreement by and among Memic, the Sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Memic Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Memic Business Combination.

TriSalus Business Combination

TriSalus Merger Agreement

On November 11, 2022, the Company (herein referred to as “MTAC” in this Note 6), entered into an Agreement and Plan of Merger (the “TriSalus Merger Agreement”) with MTAC Merger Sub, and TriSalus Life Sciences, Inc., a Delaware corporation (“TriSalus”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into TriSalus (the “Merger”), with TriSalus surviving the Merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of MTAC (the transactions contemplated by the TriSalus Merger Agreement and the related ancillary agreements, the “TriSalus Business Combination”). The TriSalus Business Combination is subject to certain closing conditions. Upon consummation of the TriSalus Business Combination, MTAC will be renamed “TriSalus Life Sciences, Inc.”

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

Representations, Warranties and Covenants

The TriSalus Merger Agreement contains customary representations, warranties and covenants by the parties thereto, including, among other things, covenants with respect to the conduct of MTAC and TriSalus during the period between execution of the TriSalus Merger Agreement and the Closing, including the parties’ agreement not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions. The representations, warranties and covenants made under the TriSalus Merger Agreement will not survive the Closing; provided, however, that any covenants that are to be performed at or after the Closing shall survive until such covenant has been performed or satisfied pursuant to their terms. Each of MTAC and TriSalus have agreed to use their commercially reasonable efforts to cause the TriSalus Business Combination to be consummated as soon as practicable.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For additional information, refer to MTAC’s Current Report on Form 8-K, as filed with the SEC on November 14, 2022.

Advisory Agreement

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31,2022, there were 1,953,422 and 1,953,422 shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 6,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

At March 31, 2023, assets held in the Trust Account were comprised of $20,219,328 in cash. During the three months ended March 31, 2023, the Company did not withdraw any of interest income from the Trust Account.

At December 31, 2022, assets held in the Trust Account were comprised of $19,827,884 in cash. During the year ended December 31, 2022, the Company withdrew $905,000 of interest income from the Trust Account to pay for taxes and $232,371,273 in connection with redemptions of common stock.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of the Trust Account at March 31, 2023 and December 31, 2022, are as follows:

		March 31,	December 31,
	Level	2023	2022
Assets:
Cash and investments held in Trust Account	1	$20,219,328	$19,827,884

Liabilities:
Warrant Liabilities - Public Warrants	2	$500,000	$666,667
Warrant Liabilities - Private Placement Warrants	3	$296,000	$394,667

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of March 31, 2023 and December 31, 2022, were as follows:

	March 31,	December 31,
	2023	2022
Exercise price	$11.50	$11.50
Stock price	$10.20	$10.03
Volatility	5.10%	6.40%
Term	5.23	5.25
Risk-free rate	3.53%	3.91%
Dividend yield	0.00%	0.00%

The following table presents the changes in the Level 3 fair value of warrant liabilities during the three months ended March 31, 2023 and December 31, 2022:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2022	$394,667	$—	$394,667
Change in fair value	(98,667)	—	(98,667)
Fair value as of March 31, 2023	$296,000	$—	$296,000

Private Placement
Fair value as of December 31, 2021	$2,565,333
Change in fair value	(1,282,666)
Fair value as of March 31, 2022	$1,282,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2023 and 2022.

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

On April 4, 2023, the Company, MTAC Merger Sub, and TriSalus amended the TriSalus Merger Agreement (the “TriSalus Amendment”) to, among other matters, provide for the assumption by the Company of any restricted stock unit awards under TriSalus’ existing equity plan that are outstanding as of immediately prior to the closing of the TriSalus Business Combination, which will be converted into restricted stock unit awards covering shares of Common Stock. For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2023.

On April 10, 2023, the Company drew an additional $60,000 on 2022 Promissory Note III as described in Note 5.

Subsequent to March 31, 2023, $39,068 was drawn on the Extension Note, as described in Note 5 and deposited into the Trust Account. In addition, TriSalus deposited $39,068 in the Trust Account pursuant to the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” are to MedTech Acquisition Corporation. References to our “management” or our “management team” are to our officers and directors, and references to the “Sponsor” are to MedTech Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included under this Quarterly Report, including, without limitation, statements in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete our initial business combination, including the TriSalus Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses, including TriSalus (as defined below);
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ liquidity and trading;
●	the lack of a liquid market for our securities;
●	the use of proceeds not held in the trust account (as defined below); or
●	our financial performance.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the

Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 11, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Termination of Memic Business Combination Agreement

On August 12, 2021, we entered into a Business Combination Agreement (the “Memic Business Combination Agreement”)  with Memic Innovative Surgery Ltd., a private company organized under the laws of the State of Israel (“Memic”), and Maestro Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Memic (“Memic Merger Sub”). On March 9, 2022, we convened and then adjourned, without conducting any other business, a special meeting of stockholders relating to the proposed business combination with Memic and the other transactions contemplated by the Memic Business Combination Agreement.

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

TriSalus Business Combination

On November 11, 2022, the Company entered into an Agreement and Plan of Merger (the “TriSalus Merger Agreement”) with MTAC Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of MTAC (“MTAC Merger Sub”), and TriSalus Life Sciences, Inc., a Delaware corporation (“TriSalus”) under which MTAC Merger Sub will merge with and into TriSalus (the “TriSalus Merger”), with TriSalus surviving the TriSalus Merger as a wholly owned subsidiary of the Company (the transactions contemplated by the TriSalus Merger Agreement and the related ancillary agreements, the “TriSalus Business Combination”). The TriSalus Business Combination is subject to certain closing conditions. Upon consummation of the TriSalus Business Combination, the Company will be renamed “TriSalus Life Sciences, Inc.”

On April 4, 2023, the Company, MTAC Merger Sub, and TriSalus amended the TriSalus Merger Agreement  (the “TriSalus Amendment”) to, among other matters, provide for the assumption by the Company of any restricted stock unit awards under TriSalus’ existing equity plan that are outstanding as of immediately prior to the closing of the TriSalus Business Combination, which will be converted into restricted stock unit awards covering shares of Common Stock.

For a full description of the TriSalus Merger Agreement and the proposed TriSalus Business Combination, please see “Item 1. Financial Statements.” For additional information of the TriSalus Amendment, please see the Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for an initial business combination, including the terminated business combination with Memic and Memic Merger Sub and the TriSalus Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the three months ended March 31, 2023, we had a net loss of $448,097, which consists of general and administrative expenses of $843,346 and provision for income taxes of $27,118, offset by a change in fair value of warrant liabilities of $265,334 and interest earned on marketable securities held in the trust account of $157,033.

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

For the three months ended March 31, 2023, cash used in operating activities was $698,415. Net loss of $448,097 was affected by a change in fair value of warrant liabilities of $265,334 and interest earned on marketable securities held in the trust account of $157,033. Changes in operating assets and liabilities provided $172,049 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $425,954. Net income of $2,836,725 was affected by a change in fair value of warrant liabilities of $3,449,332 and interest earned on marketable securities held in the trust account of $57,200. Changes in operating assets and liabilities provided $243,853 of cash for operating activities.

As of March 31, 2023, we had investments held in the trust account of $20,219,328. Interest income on the balance in the trust account may be used by us to pay taxes. During the period ended March 31, 2023, the Company did not withdraw any of interest income from the trust account.

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

As of March 31, 2023, we had cash of $136,798. We intend to use the funds held outside the trust account primarily to perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination, including the TriSalus Business Combination.

Promissory note – related party

On December 30, 2021, we issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note”), pursuant to which we borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination. As of March 31, 2023 and December 31, 2022, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, we issued an unsecured promissory note in the principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note I”), of which $400,000 was funded by the Sponsor during the year ended December 31, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of our initial business combination. As of March 31, 2023 and December 31, 2022, there was $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor (the “2022 Promissory Note III”). The 2022 Promissory Note III, as described in Note 5 under “Item 1. Financial Statements,”, does not bear interest and matures upon closing of the Company’s initial business combination. As of March 31, 2023 and December 31, 2022, there was $415,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

Convertible Promissory Note – related party

On May 24, 2022, we issued the a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection with our initial business combination (the “2022 Convertible Promissory Note”). The 2022 Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination (in which case we will repay the 2022 Convertible Promissory Note out of the proceeds of the trust account released to us) or upon our liquidation (in which case we may only repay the 2022 Convertible Promissory Note out of working capital funds held outside the trust account). At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2022 Convertible Promissory Note may be converted into that number of warrants at a price of $1.50 per warrant, each exercisable for one share of Class A common stock. As of March 31, 2023 and December 31, 2022, there was $1,500,000 and $1,341,000 outstanding under the 2022 Convertible Promissory Note, respectively.

Extension Note

On December 16, 2022, we issued a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor (the “Extension Note”),  pursuant to which the Sponsor agreed to loan to us and deposit into the trust account the extension funds for the public shares that were not redeemed in connection with the extension of our termination date from December 22, 2022 to June 22, 2023 (or such earlier date as determined by the Board). The 2022 Extension Note does not bear interest and is repayable in full upon the date of the consummation of an initial business combination. As of March 31, 2023 and December 31, 2022, there was $156,274 and $39,068 outstanding under the 2022 Extension Note, respectively.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (the “FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until June 22, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023, we incurred $30,000 in fees for these services. For the three months ended March 31, 2022, we incurred $30,000 in fees for these services. As of March 31, 2023 and December 31, 2022, there were $270,000 and $240,000 included in accounts payable and accrued expenses in the condensed consolidated balance sheets to the financial statements and the notes thereto contained elsewhere in this Report, respectively.

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per unit, or $8,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

On November 11, 2022, the Company and Raymond James & Associates, Inc., the underwriter for the Initial Public Offering, amended that certain Underwriting Agreement, dated December 17, 2020, pursuant to which, in the event that the TriSalus Business Combination is consummated, Raymond James & Associates, Inc. the underwriter agreed to waive its right to the deferred underwriting fees and commissions that would have otherwise been payable upon the consummation of the business combination.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Use of Estimates

The preparation of the financial statements in conformity with the accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Accounting Standards Codification (“ASC”) Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants were initially and subsequently valued using a Monte Carlo Simulation Model. The Public Warrants for periods where no observable traded price was available were also valued using a Monte Carlo simulation Model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in AASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net (Loss) Income per share of Common Stock

Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	First Amendment to Agreement and Plan of Merger, dated as of April 4, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc. (1)
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTECH ACQUISITION CORPORATION

Dated: May 11, 2023	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2023	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)