Form 10-Q
period 2023-06-30
MedTech Acquisition Corp
filed 2023-08-02
CIK 1826667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 1, 2023, there were 7,394,793 shares of Class A common stock, par value $0.0001 per share, and 1 share of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

MEDTECH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$103,975	$153,563
Prepaid expenses	57,479	206,329
Total current assets	161,454	359,892

Cash and investments held in Trust Account	12,076,340	19,827,884
TOTAL ASSETS	$12,237,794	$20,187,776

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,670,241	$1,442,941
Due to stockholders	—	48,135
Income taxes payable	30,694	27,854
Extension Note	257,307	39,068
Convertible Promissory Note – related party	1,500,000	1,341,000
Promissory note - related party	1,573,222	944,000
Total current liabilities	6,031,464	3,842,998

Warrant liabilities	530,666	1,061,334
Deferred underwriting fee payable	8,750,000	8,750,000
TOTAL LIABILITIES	15,312,130	13,654,332

Commitments and Contingencies

Class A common stock subject to possible redemption, 1,144,794 and 1,953,422 shares at $10.52 and $10.14 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	12,045,646	19,800,030

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.0001 per share; 1,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.0001 per share; 100,000,000 shares authorized, 6,249,999 and none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	625	—
Class B common stock, par value $0.0001 per share; 10,000,000 shares authorized; 1 and 6,250,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	625
Additional paid-in capital	—	—
Accumulated deficit	(15,120,607)	(13,267,211)
TOTAL STOCKHOLDERS' DEFICIT	(15,119,982)	(13,266,586)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$12,237,794	$20,187,776

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,429,989	$288,273	$2,273,335	$958,080
Loss from operations	(1,429,989)	(288,273)	(2,273,335)	(958,080)

Other income:
Change in fair value of warrant liabilities	265,334	2,388,000	530,668	5,837,332
Interest earned on marketable securities held in Trust Account	212,338	314,714	369,371	371,914
Total other income, net	477,672	2,702,714	900,039	6,209,246

(Loss) Income before provision for income taxes	(952,317)	2,414,441	(1,373,296)	5,251,166
Provision for income taxes	(42,722)	(28,202)	(69,840)	(28,202)
Net (loss) income	$(995,039)	$2,386,239	$(1,443,136)	$5,222,964

Weighted average shares outstanding of Class A common stock	2,096,428	25,000,000	2,024,925	25,000,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.12)	$0.08	$(0.18)	$0.17

Weighted average shares outstanding of Class B common stock	5,972,222	6,250,000	6,111,111	6,250,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.12)	$0.08	$(0.18)	$0.17

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class B		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	6,250,000	$625	$—	$(13,267,211)	$(13,266,586)
Investment pursuant to business combination agreement	—	—	—	—	199,633	—	199,633
Capital Contribution by Sponsor	—	—	—	—	25,000	—	25,000
Accretion of shares of Class A common stock to redemption amount	—	—	—	—	(224,633)	(139,693)	(364,326)
Net loss	—	—	—	—	—	(448,097)	(448,097)
Balance – March 31, 2023	—	—	6,250,000	625	—	(13,855,001)	(13,854,376)
Investment pursuant to business combination agreement	—	—	—	—	90,056	—	90,056
Class B common stock converted into Class A common stock	6,249,999	625	(6,249,999)	(625)	—	—	—
Accretion of shares of Class A common stock to redemption amount	—	—	—	—	(90,056)	(270,567)	(360,623)
Net loss	—	—	—	—	—	(995,039)	(995,039)
Balance – June 30, 2023	6,249,999	$625	1	$—	$—	$(15,120,607)	$(15,119,982)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	6,250,000	$625	$—	$(16,717,728)	$(16,717,103)
Net income	—	—	—	2,836,725	2,836,725
Balance – March 31, 2022	6,250,000	625	—	(13,881,003)	(13,880,378)
Accretion of shares of Class A common stock to redemption amount	—	—	—	(48,138)	(48,138)
Net income	—	—	—	2,386,239	2,386,239
Balance – June 30, 2022	6,250,000	$625	$—	$(11,542,902)	$(11,542,277)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,443,136)	$5,222,964
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	(530,668)	(5,837,332)
Interest earned on marketable securities held in Trust Account	(369,371)	(371,914)
Changes in operating assets and liabilities:
Prepaid expenses	148,850	127,750
Income taxes payable	2,840	28,202
Due to stockholders	(48,135)	—
Accounts payable and accrued expenses	1,227,300	(292,372)
Net cash used in operating activities	(1,012,320)	(1,122,702)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(425,418)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	67,000	91,000
Cash withdrawn from Trust Account in connection with redemptions	8,479,333	—
Net cash provided by investing activities	8,120,915	91,000

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	629,222	400,000
Proceeds from convertible promissory note – related party	159,000	500,000
Proceeds from extension note	218,239	—
Capital Contribution by Sponsor	25,000	—
Investment pursuant to the business combination agreement	289,689	—
Redemptions of common stock	(8,479,333)	—
Net cash (used in) provided by financing activities	(7,158,183)	900,000

Net Change in Cash	(49,588)	(131,702)
Cash - Beginning of period	153,563	200,884
Cash - End of period	$103,975	$69,182

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$67,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity from inception through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, including the terminated Business Combination with Memic Innovative Surgery Ltd. and Maestro Merger Sub, Inc. (the “Memic Business Combination”) (as more fully described in Note 6) and TriSalus Business Combination (as defined and more fully described in Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, held in the Trust Account  (as defined below).

The registration statements for the Company’s Initial Public Offering were declared effective on December 17, 2020. On December 22, 2020, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares,” whether they were purchased in the Initial Public Offering or thereafter in the open market. For the avoidance of doubt, the Public Shares exclude the shares of Class A common stock held by the Sponsor after the Sponsor Conversion, as defined below), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

If the Company seeks stockholder approval for a Business Combination, the Company will only proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by September 22, 2023 (or such earlier date as determined by the board of directors of the Company (the “Board”)) and (c) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until September 22, 2023 (or such earlier date as determined by the Board) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On December 12, 2022, the Company held a special meeting in lieu of the 2022 annual meeting of stockholders (the “First Meeting”). At the First Meeting, the Company’s stockholders approved an amendment (the “First Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (including amendments thereto, the “Charter”) to extend the date by which the Company must consummate its initial Business Combination from December 22, 2022 to June 22, 2023 (or such earlier date as determined by the Board). The Company filed the First Charter Amendment with the Secretary of State of the State of Delaware on December 12, 2022.

On June 12, 2023, the Company held a second special meeting of stockholders (the “Second Meeting”). At the Second Meeting, the Company’s stockholders approved (1) an amendment to the Charter to extend the date by which the Company must consummate its initial Business Combination from June 22, 2023 to September 22, 2023 (or such earlier date as determined by the Board); (2) an amendment to the Charter such that subject to the rights of the holders of any outstanding class of preferred stock, the number of authorized shares of any class of common stock or preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s capital stock entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the Delaware General Corporation Law; (3) an amendment to the Charter to provide for the right of the holder of the Company’s Class B common stock to convert into Class A common stock, on a one-for-one basis at any time prior to the closing of an initial Business Combination at the option of the holder; and (4) amendments to the Charter to eliminate from the Charter the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (all the aforementioned amendments, collectively, the “Second Charter Amendments”). The Company filed the Second Charter Amendments with the Secretary of State of the State of Delaware on June 12, 2023.

On June 26, 2023, the Sponsor converted a total of 6,249,999 shares of the Company’s Class B common stock into the equal number of shares of Class A common stock (the “Sponsor Conversion”). The shares of Class A common stock issued in connection with the Sponsor Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Sponsor Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the Initial Public Offering.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2023, the Company had $103,975 in its operating bank account and working capital deficit of $5,839,316, which excludes $30,694 of income taxes payable.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On December 30, 2021, the Company issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note ”). The 2021 Promissory Note , as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued an unsecured promissory note in the principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note I”). The 2022 Promissory Note I, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, there was $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor (the “2022 Promissory Note III”). The 2022 Promissory Note III, as described in Note 5, does not bear interest and matures upon closing of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, there were amounts of $629,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

On May 24, 2022, the Company issued the Convertible Promissory Note (as defined in Note 5) in the principal amount of up to $1,500,000 to the Sponsor. As of June 30, 2023 and December 31, 2022, there were amounts of $1,500,000 and $1,341,000 outstanding under the Convertible Promissory Note, respectively.

On December 16, 2022, the Company issued a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor (the “First Extension Note”), pursuant to which the Sponsor agreed to loan to the Company up to $468,821 (the “First Extension Funds”) to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the extension of the Company’s termination date from December 22, 2022 to June 22, 2023 or such earlier date as determined by the Board (the “First Extension”). The First Extension Note, as described in Note 5, does not bear interest and is repayable in full upon the consummation of an initial Business Combination. As of June 30, 2023 and December 31, 2022, there were amounts of $234,411 and $39,068 outstanding under First Extension Note, respectively.

In connection with the First Extension, the Company deposited $0.04 per share into the Trust Account for each month from December 22, 2022 until June 22, 2023.

On June 15, 2023, the Company issued a promissory note in the aggregate principal amount of up to $137,375 to the Sponsor (the “Second Extension Note”), pursuant to which the Sponsor agreed to loan to the Company up to $137,375 (the “Second Extension Funds”) to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the extension of the Company’s termination date from June 22, 2023 to September 22, 2023 or such earlier date as determined by the Board (the “Second Extension”). The Second Extension Note, as described in Note 5, does not bear interest and is repayable in full upon consummation of an initial Business Combination. As of June 30, 2023, there was $22,896 outstanding under the Second Extension Note.

In connection with the Second Extension, the Company has and will deposit $0.04 per share into the Trust Account for each month (commencing on June 23, 2022 and ending on the 22nd day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination until September 22, 2023 or such earlier date as determined by the Board.

Pursuant to the TriSalus Merger Agreement, TriSalus (as defined under Note 6) has agreed to pay, as a transactional expense and not as a loan, for 50% of the costs incurred by the Company in connection with the preparation and filing of applicable proxy materials and the holding of the First and Second Meetings (TriSalus’ portion of such fees, the “TriSalus Extension Fees”), in addition to 50% of the amounts deposited into the Trust Account in connection with the extensions, with the remainder to be funded by the Sponsor and/or its designee in the form of a loan to the Company; provided that TriSalus’ obligation to pay the TriSalus Extension Fees and its portion of the deposits for the Extension will terminate immediately at the earliest to occur of (i) the closing date of the TriSalus Business Combination (as defined under Note 6) and (ii) the valid termination of the TriSalus Merger Agreement. Upon such termination, the Company will have no obligation to repay the TriSalus Extension Fees or any portion of the Extension Funds paid by TriSalus.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 22, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2023.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 22, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $103,975 and $153,563 of cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in a demand deposit account held by Continental Stock Transfer & Trust Company. The demand deposit account accrues interest monthly.

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

In connection with the First Meeting, stockholders holding 23,046,578 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $232.37 million (approximately $10.08 per Public Share) was removed from the Trust Account to pay such holders and approximately $19.70 million remained in the Trust Account. Following redemptions, the Company had 1,953,422 Public Shares outstanding. In addition, a total of $78,137 was deposited into the Trust Account, of which 50% was drawn down under the First Extension Note and 50% was funded by TriSalus pursuant to the TriSalus Merger Agreement (as described in Note 6).

In connection with the Second Meeting, stockholders holding 808,628 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $8.48 million (approximately $10.49 per Public Share) was removed from the Trust Account to pay such holders and approximately $12.00 million remains in the Trust Account. Following redemptions, the Company has 1,144,794 Public Shares outstanding. In addition, a total of $45,791 was deposited into the Trust Account of which 50% was drawn down under the Second Extension Note and 50% was funded by TriSalus pursuant to the TriSalus Merger Agreement (as described in Note 6).

Accordingly, at June 30, 2023 and December 31, 2022, 1,144,794 and 1,953,422 shares of Class A common stock subject to possible redemption are presented at $10.52 and $10.14 redemption value, respectively, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

JUNE 30, 2023

(UNAUDITED)

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Less:
Redemptions of Class A common stock	(232,371,273)
Plus:
Accretion of carrying value to redemption value	2,093,167
Extension Deposit	78,136
Class A common stock subject to possible redemption, December 31, 2022	19,800,030
Less:
Redemption	(8,479,333)
Plus:
Extension deposit	425,418
Accretion of carrying value to redemption value	299,531
Class A common stock subject to possible redemption, June 30, 2023	$12,045,646

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. A total of $14,161,525 in offering costs was incurred. Of these offering costs, $13,638,664 was related to the Initial Public Offering and charged to Class A common stock subject to possible redemption. Offering costs allocable to Public Warrants (as defined below) and Private Placement Warrants were $514,106 and $8,755, respectively, and expensed at the date of Initial Public Offering.

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

JUNE 30, 2023

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 4.49% and 1.17% for the three months ended June 30, 2023 and 2022, respectively, and 5.09% and 0.54% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,266,666 shares of Class A common stock in the aggregate. As of June 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per Share of common stock
Numerator:
Allocation of net (loss) income	$(258,535)	$(736,504)	$1,908,991	$477,248	$(359,173)	$(1,083,963)	$4,178,371	$1,044,593
Denominator:
Basic and diluted weighted average shares outstanding	2,096,428	5,972,222	25,000,000	6,250,000	2,024,925	6,111,111	25,000,000	6,250,000
Basic and diluted net (loss) income per Share of common stock	$(0.12)	$(0.12)	$0.08	$0.08	$(0.18)	$(0.18)	$0.17	$0.17

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Warrant Liabilities.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On June 26, 2023, the Sponsor converted a total of 6,249,999 Founder Shares into the equal number of shares of Class A common stock. The shares of Class A common stock issued in connection with this Conversion are subject to the same restrictions as applied to the Founder Shares before the Conversion.

Administrative Services Agreement

The Company entered into an agreement, commencing on December 22, 2020, to pay the Sponsor an amount not to exceed $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services. There were amounts of $300,000 and $240,000 included in accounts payable and accrued expenses for these services in the accompanying condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively.

Promissory Note - Related Party

On December 30, 2021, the Company issued the 2021 Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing. No amount shall be due under the 2021 Promissory Note if the Business Combination is not consummated within the Combination Period. As of June 30, 2023 and December 31, 2022, there was an amount of $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, the Company issued the 2022 Promissory Note I in the principal amount of up to $400,000 to the Sponsor. The 2022 Promissory Note is non-interest bearing. No amount shall be due under 2022 Promissory Note if the Business Combination is not consummated within the Combination Period. As of June 30, 2023 and December 31, 2022, there was an amount of $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued the 2022 Promissory Note III, an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor for working capital purposes, which may be drawn down from time to time upon request by the Company. The 2022 Promissory Note III does not bear interest and the principal amount will not be payable if the Company fails to complete its initial Business Combination within the Combination Period. As of June 30, 2023 and December 31, 2022, there were amounts of $629,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

Extension Note

On December 16, 2022, the Company issued the First Extension Note, a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company the First Extension Funds to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the First Extension. The First Extension Note does not bear interest and is repayable in full upon the date of the consummation of an initial Business Combination. As of June 30, 2023 and December 31, 2022, there were amounts of $234,411 and $39,068 outstanding under First Extension Note, respectively.

On June 15, 2023, the Company issued the Second Extension Note, a promissory note in the aggregate principal amount of up to $137,375 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company the Second Extension Funds to deposit into the Trust Account for the Public Shares that were not redeemed in connection with the Second Extension. The Second Extension Note does not bear interest and is repayable in full upon the consummation of the initial Business Combination. As of June 30, 2023, there was an amount of $22,896 outstanding under Second Extension Note.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the Company had borrowings of $1,500,000 and $1,341,000, respectively, under the Convertible Promissory Note.

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

Raymond James Agreements

Raymond James & Associates, Inc. (“Raymond James”) was originally engaged by the Company to act as sole manager for the Initial Public Offering and would be entitled to a deferred underwriting fee of $8,750,000 upon the consummation of a Business Combination. In connection with the entry into the TriSalus Merger Agreement, on November 11, 2022, the Company and Raymond James amended that certain Underwriting Agreement, dated December 17, 2020, pursuant to which, Raymond James agreed to waive the foregoing deferred underwriting fee in its entirety if the proposed Business Combination between the Company and TriSalus is consummated. Raymond James was separately engaged by the Company to act as its investment banking advisor in connection with a Business Combination, and will receive customary fees for its services in that role if the Business Combination with TriSalus is consummated. The Company also engaged Raymond James to act as sole placement agent for an institutional debt financing that resulted in the Company’s entry into the non-binding term sheet with Magnetar Capital LLC (“Magnetar”). On June 23, 2023, the non-binding term sheet with Magnetar expired in accordance with its own terms. In consideration for its services as the Company’s investment banking

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

advisor and its services as placement agent, Raymond James will be entitled to receive an aggregate fee of $2 million from the Company at the closing of the Business Combination with TriSalus plus expense reimbursements for a maximum of $700,000. Raymond James’s transaction fees are contingent upon the closing of the Business Combination with TriSalus and if the Company is unable to consummate the Business Combination with TriSalus, then Raymond James will not receive any compensation for its investment banking advisory services (but will remain entitled to reimbursement of expenses). Raymond James will not receive any placement agent fees in connection with the consummation of the Business Combination with TriSalus.

Contingent Professional Fees

The Company incurred legal fees of $508,525 and investment advisory fees of $400,000, which were contingent upon the consummation of the Memic Business Combination. On March 12, 2022, the Memic Business Combination was terminated, as such, the incurred contingent legal and investment advisory fees are no longer due. These fees were not recorded on the Company’s condensed consolidated balance sheets, therefore no reversal was required.

The Company incurred legal fees of $912,752, which are contingent on the consummation of the Merger with TriSalus. These fees were not recorded on the Company’s condensed consolidated balance sheet.

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

As a result of the termination of the Memic Business Combination Agreement, the Memic Business Combination Agreement, along with any Transaction Agreement (as defined in the Memic Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Memic Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the sponsor letter agreement by and among Memic, the Sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Memic Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Memic Business Combination.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The TriSalus Merger Agreement was amended on April 4, 2023 (the “First Amendment”) and May 13, 2023 (the “Second Amendment”). The amendments under the First Amendment included, among other matters, (i) the assumption by MTAC of any restricted stock unit awards under TriSalus’ existing equity plan that are outstanding as of immediately prior to the closing of the TriSalus Business Combination, which will be converted into restricted stock unit awards covering shares of Common Stock and (ii) removing the right for either party to terminate the TriSalus Merger Agreement if MTAC has not obtained by March 31, 2023 commitments for private financing of at least $40 million in support of the TriSalus Business Combination. The amendments under the Second Amendment included, among other matters, (i) permitting MTAC to seek the necessary stockholder approval to file an amendment to its Amended and Restated Certificate of Incorporation to extend the period to consummate a Business Combination (the “Outside Date”) to a date no later than September 22, 2023, (ii) clarifying that no greenshoe or other investor-held options to purchase MTAC’s securities will count towards the Available Closing Acquiror Cash (as defined in the TriSalus Merger Agreement), and (iii) reducing the Available Closing Acquiror Cash condition to TriSalus’ obligations under the TriSalus Merger Agreement from $60 million to $35 million. For additional information on the First Amendment and the Second Amendment, refer to MTAC’s Current Report on Form 8-K, as filed with the SEC on April 5, 2023 and May 15, 2023, respectively.

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

Immediately prior to the Closing, each share of TriSalus’ issued and outstanding preferred stock will automatically convert into shares of TriSalus common stock (the “Preferred Conversion”), and all in-the-money TriSalus warrants that would be exercised or otherwise exchanged in full in accordance with their terms by virtue of the occurrence of the TriSalus Business Combination will be exercised for shares of TriSalus common stock, such that the holders thereof will receive Closing Merger Consideration as holders of TriSalus common stock. TriSalus warrants that are out-of-the-money will be cancelled for no consideration immediately prior to the Closing. At the time of the TriSalus Business Combination, (i) the outstanding options for shares of TriSalus common stock under TriSalus’ equity plan will be assumed by MTAC and converted into options to purchase Common Stock and (ii) any outstanding restricted stock unit awards under TriSalus’ equity plan will be assumed by MTAC and converted into restricted stock unit awards covering shares of Common Stock (collectively, the “Assumed Equity”).

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

Termination

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The TriSalus Merger Agreement may be terminated prior to the Closing under certain circumstances, including, among others, (i) by written consent of TriSalus and MTAC, (ii) by written notice from either MTAC or TriSalus, if (A) the Closing has not occurred on or before December 22, 2022, as such date may be extended to match the Outside Date (currently September 22, 2023) obtained by MTAC stockholder approval, unless the terminating party’s failure to comply in any material respect with its obligations under the TriSalus Merger Agreement shall have contributed to the failure of the Closing to have occurred on or prior to the Outside Date, (B) the consummation of the TriSalus Business Combination is permanently enjoined, or (C) MTAC does not obtain stockholder approval of the TriSalus Business Combination at the special meeting at which such approval shall be voted upon, (iii) by written notice from either MTAC or TriSalus, in the event that the other party breaches any of its representations, warranties, covenants or other agreements under the TriSalus Merger Agreement that would result in the failure of the conditions to MTAC’s or TriSalus’ obligation to consummate the TriSalus Business Combination and such breach has not been cured by the breaching party within 30 days after receiving notice of such breach, (iv) by TriSalus at any time prior to the approval of the TriSalus Business Combination by MTAC’s public stockholders, if the board of directors of MTAC has made a change in recommendation to its stockholders regarding the TriSalus Business Combination, and (v) by written notice to TriSalus from MTAC, if TriSalus does not obtain stockholder approval within 25 days after delivering an information statement regarding the TriSalus Business Combination to its stockholders.

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

Preferred Stock PIPE

Subscription Agreements

On June 7, 2023 and July 4, 2023, MTAC and certain investors (the “Preferred Stock PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) pursuant to, and on the terms and subject to the conditions of which, the Preferred Stock PIPE Investors collectively subscribed for and agreed to purchase in private placements an aggregate of 4,015,002 shares of a to-be-authorized class of preferred stock, par value $0.0001 per share that will be designated as Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) at a purchase price of $10.00 per share, resulting in an aggregate purchase price of $40,150,020. Upon issuance, each share of Series A Convertible Preferred Stock will be initially convertible into one share of Common Stock. The closing of the purchase and sale of the Series A Convertible Preferred Stock will occur concurrently with the closing of the TriSalus Business Combination and is subject to the conditions in the Subscription Agreements, including the filing of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”), specifying the terms of the Series A Convertible Preferred Stock, with the Secretary of State of the State of Delaware. The Subscription Agreements contain customary representations, warranties, and covenants of MTAC and the Preferred Stock PIPE Investors.

Pursuant to the Certificate of Designations, the Series A Convertible Preferred Stock will rank senior to the Common Stock with respect to dividends and distributions on liquidation, dissolution, or winding up the affairs of MTAC. The Series A Convertible Preferred Stock will participate equally in any dividends declared to holders of Common Stock and also carry an additional dividend at a rate per annum of 8.0% of $10.00 per share of Series A Convertible Preferred Stock (as adjusted upon the occurrence of certain events), which shall accumulate on a daily basis. The holder of Series A Convertible Preferred Stock will be entitled to vote with the holders of Common Stock on all stockholder matters, with each share of Series A Convertible Preferred Stock entitling the holder to a number of votes equal to the quotient of (A) $10.00, divided by (B) the Minimum Price (as defined under Nasdaq Listing Rule 5635(d)) of the Common Stock as determined at the Closing. Holders of Series A Convertible Preferred Stock will also be entitled to a separate class vote on any modification to MTAC’s certificate of incorporation or the Certificate of Designations that adversely affects the powers, preferences, or rights of the Series A Convertible Preferred Stock.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Backstop Letter Agreement

On June 7, 2023, the Sponsor and MTAC entered into a letter agreement (the “Backstop Letter Agreement”), pursuant to which the Sponsor agreed that, to the extent that the Sponsor’s members, or their respective affiliates, related parties or designees, did not collectively subscribe to purchase an aggregate of $2 million worth of Series A Convertible Preferred Stock (excluding for such purposes, the subscriptions to purchase $3 million of Series A Convertible Preferred Stock by certain members of the Sponsor pursuant to Subscription Agreements executed on June 7, 2023) (any such shortfall, the “Sponsor Commitment Amount”), the Sponsor would execute and deliver to MTAC a Subscription Agreement providing for a subscription by the Sponsor in an amount equal to the Sponsor Commitment Amount to purchase shares of Series A Convertible Preferred Stock on the same terms and conditions as the other Preferred Stock PIPE Investors who have executed Subscription Agreements as of such date. On July 4, 2023, MTAC and the Sponsor formalized the termination of the Backstop Letter Agreement in a letter agreement to confirm that the Backstop Letter Agreement terminated in accordance with its terms as an additional $2 million of Series A Convertible Preferred Stock were collectively subscribed for by Sponsor’s members and their respective affiliates, related parties and designees pursuant to Subscription Agreements executed on such date.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 6,249,999 shares of Class A common stock issued and outstanding, excluding 1,144,794 Class A common stock subject to possible redemption which are presented as temporary equity. As of December 31, 2022, there were 1,953,422 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1 and 6,250,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, there were 8,333,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

As of June 30, 2023 and December 31, 2022, there were 4,933,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2023, assets held in the Trust Account were comprised of $12,076,340 in cash. During the three and six months ended June 30, 2023, the Company withdrew an amount of $67,000 of interest income from the Trust Account to pay tax obligations and $8,479,333 in connection with redemptions of common stock.

At December 31, 2022, assets held in the Trust Account were comprised of $19,827,884 in cash. During the year ended December 31, 2022, the Company withdrew $905,000 of interest income from the Trust Account to pay for tax obligations and $232,371,273 in connection with redemptions of common stock.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding loss and fair value of the Trust Account at June 30, 2023 and December 31, 2022, are as follows:

		June 30,	December 31,
	Level	2023	2022
Liabilities:
Warrant Liabilities - Public Warrants	2	$333,333	$666,667
Warrant Liabilities - Private Placement Warrants	3	$197,333	$394,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the condensed consolidated statements of operations.

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

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The key inputs into the Monte Carlo Simulation for the Private Placement Warrants as of June 30, 2023 and December 31, 2022, were as follows:

	June 30,	December 31,
	2023	2022
Exercise price	$11.50	$11.50
Stock price	$10.48	$10.03
Volatility	4.90%	6.40%
Term	5.09	5.25
Risk-free rate	4.04%	3.91%
Dividend yield	0.00%	0.00%

The following table presents the changes in the Level 3 fair value of warrant liabilities during the three and six months ended June 30, 2023 and December 31, 2022:

Private
Placement
Fair value as of December 31, 2022	$394,667
Change in fair value	(98,667)
Fair value as of March 31, 2023	296,000
Change in fair value	(98,667)
Fair value as of June 30, 2023	$197,333

Private Placement
Fair value as of December 31, 2021	$2,565,333
Change in fair value	(1,282,666)
Fair value as of March 31, 2022	1,282,667
Change in fair value	(888,000)
Fair value as of June 30, 2022	$394,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended June 30, 2023 and 2022.

MEDTECH ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 5, 2023, the Company, MTAC Merger Sub, and TriSalus amended the TriSalus Merger Agreement (the “Third Amendment”) to, among other matters, update the Bylaws for the Company that will become effective immediately prior to the consummation of the TriSalus Merger Agreement. For additional information, refer to the Company’s Current Report on Form 8-K, as filed with the SEC on July 6, 2023.

On July 7, 2023 and July 26, 2023, the Company drew an additional $100,000 and $40,000, respectively, on 2022 Promissory Note III as described in Note 5.

Subsequent to June 30, 2023, $22,896 was drawn on the Second Extension Note, as described in Note 5 and deposited into the Trust Account. In addition, TriSalus deposited $22,896 in the Trust Account pursuant to the Merger Agreement.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 11, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering ( the “Initial Public Offering”) and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As a result of the termination of the Memic Business Combination Agreement, the Memic Business Combination Agreement, along with any Transaction Agreement (as defined in the Memic Business Combination Agreement) entered into in connection therewith, are void and there is no liability under either of the Memic Business Combination Agreement or any Transaction Agreement on the part of any party thereto (including, without limitation, under the sponsor letter agreement by and among Memic, the Sponsor, and the other parties signatory thereto dated August 12, 2021). Pursuant to the Termination Agreement, subject to certain exceptions, the Company, Memic and Memic Merger Sub have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the proposed business combination.

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

The TriSalus Merger Agreement was amended on April 4, 2023 (the “First Amendment”), May 13, 2023 (the “Second Amendment”), and July 5, 2023 (the “Third Amendment”), which were entered into by the Company, MTAC Merger Sub, and TriSalus, to make certain amendments to the TriSalus Merger Agreement. The amendments under the First Amendment included, among other matters, (i) the assumption by the Company of any restricted stock unit awards under TriSalus’ existing equity plan that are outstanding as of immediately prior to the closing of the TriSalus Business Combination, which will be converted into restricted stock unit awards covering shares of Common Stock and (ii) removing the right for either party to terminate the TriSalus Merger Agreement if the Company has not obtained by March 31, 2023 commitments for private financing of at least $40 million in support of the TriSalus Business Combination. The amendments under the Second Amendment included, among other matters, (i) permitting the Company to seek the necessary stockholder approval to file an amendment to its Amended and Restated Certificate of Incorporation to extend the period to consummate a Business Combination to a date no later than September 22, 2023, (ii) clarifying that no greenshoe or other investor-held options to purchase the Company’s securities will count towards the Available Closing Acquiror Cash (as defined in the TriSalus Merger Agreement), (iii) reducing the Available Closing Acquiror Cash condition to TriSalus’ obligations under the TriSalus

Merger Agreement from $60 million to $35 million. The amendments under the Third Amendment included, among other matters, updating the Bylaws for the Company that will become effective immediately prior to the consummation of the TriSalus Merger Agreement

For a full description of the TriSalus Merger Agreement and the proposed TriSalus Business Combination, please see “Item 1. Financial Statements.” For additional information on the First Amendment, Second Amendment, and Third Amendment, please see the Company’s Current Reports on Form 8-K, as filed with the SEC on April 5, 2023, May 15, 2023, and July 6, 2023, respectively.

Preferred Stock PIPE

On June 7, 2023 and July 4, 2023, the Company and certain investors (the “Preferred Stock PIPE Investors”) entered into subscription agreements (the “Subscription Agreements”) pursuant to, and on the terms and subject to the conditions of which, the Preferred Stock PIPE Investors collectively subscribed for and agreed to purchase in private placements an aggregate of 4,015,002 shares of a to-be-authorized class of preferred stock, par value $0.0001 per share that will be designated as Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) at a purchase price of $10.00 per share, resulting in an aggregate purchase price of $40,150,020. Upon issuance, each share of Series A Convertible Preferred Stock will be initially convertible into one share of Common Stock. The closing of the purchase and sale of the Series A Convertible Preferred Stock will occur concurrently with the closing of the TriSalus Business Combination and is subject to the conditions in the Subscription Agreements, including the filing of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”), specifying the terms of the Series A Convertible Preferred Stock, with the Secretary of State of the State of Delaware. The Subscription Agreements contain customary representations, warranties, and covenants of the Company and the Preferred Stock PIPE Investors.

On June 7, 2023, the Sponsor and the Company entered into a letter agreement (the “Backstop Letter Agreement”), pursuant to which the Sponsor agreed that, to the extent that the Sponsor’s members, or their respective affiliates, related parties or designees, did not collectively subscribe to purchase an aggregate of $2 million worth of Series A Convertible Preferred Stock (any such shortfall, the “Sponsor Commitment Amount”), the Sponsor would execute and deliver to the Company a Subscription Agreement providing for a subscription by the Sponsor in an amount equal to the Sponsor Commitment Amount to purchase shares of Series A Convertible Preferred Stock. On July 4, 2023, the Company and the Sponsor formalized the termination of the Backstop Letter Agreement in a letter agreement to confirm that the Backstop Letter Agreement terminated in accordance with its terms on such date.

For a full description of the Subscription Agreement, Certificate of Designations, and the Backstop Letter Agreement, please see “Item 1. Financial Statements.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2020 (inception) through June 30, 2023 were organizational activities, for the Initial Public Offering, and identifying a target company for an initial business combination, including the terminated business combination with Memic and Memic Merger Sub and the TriSalus Business Combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance) as well as identifying and evaluating targets for an initial business combination.

For the three months ended June 30, 2023, we had a net loss of $995,039, which consists of general and administrative expenses of $1,429,989 and provision for income taxes of $42,722, offset by a change in fair value of warrant liabilities of $265,334 and interest earned on marketable securities held in the trust account of $212,338.

For the six months ended June 30, 2023, we had a net loss of $1,443,136, which consists of general and administrative expenses of $2,273,335 and provision for income taxes of $69,840, offset by a change in fair value of warrant liabilities of $530,668 and interest earned on marketable securities held in the trust account of $369,371.

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

Liquidity and Going Concern

On December 22, 2020, we consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit (the “Units”), generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,933,333 private placement warrants at a price of $1.50 per private placement warrant in the private placement, generating gross proceeds of $7,400,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,161,525 in Initial Public Offering related costs, including $5,000,000 of underwriting fees and $8,750,000 of deferred underwriting fees and $411,525 of other offering costs.

For the six months ended June 30, 2023, cash used in operating activities was $1,012,320. Net loss of $1,443,136 was affected by a change in fair value of warrant liabilities of $530,668 and interest earned on marketable securities held in the trust account of $369,371. Changes in operating assets and liabilities provided $1,330,855 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $1,122,702. Net income of $5,222,964 was affected by a change in fair value of warrant liabilities of $5,837,332 and interest earned on marketable securities held in the Trust Account of $371,914. Changes in operating assets and liabilities used $136,420 of cash for operating activities.

As of June 30, 2023, we had investments held in the trust account of $12,076,340. Interest income on the balance in the trust account may be used by us to pay taxes. During the six months ended June 30, 2023, the Company withdrew an amount of $67,000 of interest income from the trust account in connection with redemption and to pay tax obligations.

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

As of June 30, 2023, we had cash of $103,975 and $370,778 available to be drawn on the 2022 Promissory Note III. We intend to use the funds held outside the trust account primarily to structure, negotiate and complete an initial business combination, including the TriSalus Business Combination. The Company plans to consummate the TriSalus Business Combination during the third quarter of 2023.

Promissory note – related party

On December 30, 2021, we issued an unsecured promissory note to the Sponsor in the principal amount of $544,000 (the “2021 Promissory Note”), pursuant to which we borrowed an aggregate principal amount of $544,000. The 2021 Promissory Note is non-interest bearing and matures upon the closing of our initial business combination. As of June 30, 2023 and December 31, 2022, there was $544,000 outstanding under the 2021 Promissory Note.

On January 28, 2022, we issued an unsecured promissory note in the principal amount of up to $400,000 to the Sponsor (the “2022 Promissory Note I”), of which $400,000 was funded by the Sponsor during the year ended December 31, 2022. The 2022 Promissory Note does not bear interest and matures upon closing of our initial business combination. As of June 30, 2023 and December 31, 2022, there was $400,000 outstanding under the 2022 Promissory Note I.

On December 16, 2022, the Company issued an unsecured promissory note in the principal amount of up to $1,000,000 to the Sponsor (the “2022 Promissory Note III”). The 2022 Promissory Note III, as described in Note 5 under “Item 1. Financial Statements,”, does not bear interest and matures upon closing of the Company’s initial business combination. As of June 30, 2023 and December 31, 2022, there was $629,222 and $0 outstanding under the 2022 Promissory Note III, respectively.

Convertible Promissory Note – related party

On May 24, 2022, we issued a promissory note in the principal amount of up to $1,500,000 to the Sponsor for working capital requirements and payment of certain expenses in connection with our initial business combination (the “2022 Convertible Promissory Note”). The 2022 Convertible Promissory Note is non-interest bearing and matures upon the closing of a business combination (in which case we will repay the 2022 Convertible Promissory Note out of the proceeds of the trust account released to us) or upon our liquidation (in which case we may only repay the 2022 Convertible Promissory Note out of working capital funds held outside the trust account). At the election of the Sponsor, all or a portion of the unpaid principal amount of the 2022 Convertible Promissory Note may be converted into that number of warrants at a price of $1.50 per warrant, each exercisable for one share of Class A common stock. As of June 30, 2023 and December 31, 2022, there was $1,500,000 and $1,341,000 outstanding under the 2022 Convertible Promissory Note, respectively.

Extension Note

On December 16, 2022, we issued a promissory note in the aggregate principal amount of up to $468,821 to the Sponsor (the “First Extension Note”), pursuant to which the Sponsor agreed to loan to us and deposit into the trust account the First Extension Funds for shares of Class A common stock included in the Units (the “Public Shares,” whether they were purchased in the Initial Public Offering or thereafter in the open market) that were not redeemed in connection with the extension of our termination date from December 22, 2022 to June 22, 2023 (or such earlier date as determined by the Board). The First Extension Note does not bear interest and is repayable in full upon the consummation of an initial business combination. As of June 30, 2023 and December 31, 2022, there was $234,411 and $39,068 outstanding under the First Extension Note, respectively.

On June 15, 2023, we issued a promissory note in the aggregate principal amount of up to $137,375 to the Sponsor (the “Second Extension Note”), pursuant to which the Sponsor agreed to loan to us and deposit into the trust account the Second Extension Funds for the Public Shares. For the avoidance of doubt, the Public Shares exclude the shares of Class A common stock held by the Sponsor after its conversion of 6,249,999 shares of our Class B common stock on June 26, 2023) that were not redeemed in connection with the extension of the Company’s termination date from June 22, 2023 to September 22, 2023 (or such earlier date as determined by the Board). The Second Extension Note, as described in Note 5, does not bear interest and is repayable in full upon the consummation of an initial business combination. As of June 30, 2023, there was $22,896 outstanding under the Second Extension Note.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (the “FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 22, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 22, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2023, we incurred $30,000 and $60,000 in fees for these services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively.

As of June 30, 2023 and December 31, 2022, there were $300,000 and $240,000 included in accounts payable and accrued expenses in the condensed consolidated balance sheets to the financial statements and the notes thereto contained elsewhere in this Report, respectively.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2023 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a business combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with an extension of the combination period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the combination period is approved by our stockholders and such extension is implemented by the board of directors.

If the deadline for us to complete a business combination (currently September 22, 2023) is extended, our public stockholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination), (iii) if we fail to timely consummate a business combination and liquidate in a taxable year subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a business combination and could affect our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in December 2022, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

The funds in the trust account had, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, in December 2022, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to our original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit could reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to Amended and Restated Certificate of Incorporation. (3)
10.1	Second Amendment to Agreement and Plan of Merger, dated as of May 13, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc. (1)
10.2	Backstop Letter Agreement, dated as of June 7, 2023, by and between MedTech Acquisition Corporation and MedTech Acquisition Sponsor LLC. (2)
10.3	Promissory Note issued to MedTech Acquisition Sponsor LLC, dated June 15, 2023.(3)
10.4	Third Amendment to Agreement and Plan of Merger, dated as of July 5, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc. (4)
10.5	Form of Subscription Agreement. (4)
10.6	Letter Agreement, dated as of July 4, 2023, by and between MedTech Acquisition Corporation and MedTech Acquisition Sponsor LLC. (4)
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 15, 2023.
(2)	Incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2023.
(3)	Incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2023.
(4)	Incorporated herein by reference to Exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDTECH ACQUISITION CORPORATION

Dated: August 1, 2023	By:	/s/ Christopher C. Dewey
	Name:	Christopher C. Dewey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2023	By:	/s/ David J. Matlin
	Name:	David J. Matlin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)