Form 10-Q
period 2024-03-31
TriSalus Life Sciences, Inc.
filed 2024-05-15
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(888) 321-5212
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 27,159,327 shares of common stock outstanding as of May 8, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form10-Q (the "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.
We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Some factors that could cause actual results to differ include:
•our ability to raise financing in the future;
•our ability to service our indebtedness and to access additional delayed draws that may in the future become available to us;

•changes in applicable laws or regulations;
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
•our ability to maintain the listing of our securities in the Nasdaq Global Market, and the potential liquidity and trading of such securities;
•the outcome of any legal proceedings that may be instituted against us; and
•unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare and terrorist attacks.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report occur, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors.”
Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events, or otherwise. You should read this Quarterly Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the more detailed discussion in Item 1A in this Quarterly Report, and the below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described herein as part of your evaluation of an investment in our securities:
•We have a limited operating history, have incurred significant losses since our inception and anticipate incurring increasing expenses and continuing losses for the foreseeable future.
•The Asset Purchase Agreement dated July 31, 2020, which TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.) entered into with Dynavax Technologies Corporation (“Dynavax”) in connection with the purchase of nelitolimod requires us to make potentially significant payments to Dynavax before we will have regulatory approval of nelitolimod and be able to generate revenue from sales of nelitolimod.

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
•We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our Loan Facility.
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
•We are early in our pharmaceutical development efforts, and we have only one pharmaceutical product candidate, nelitolimod, in early clinical development. If we are unable to advance our product candidates, including nelitolimod, in clinical development for any reason (including due to lack of funding), obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business, results of operations, financial condition, and prospects may be materially adversely affected.
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
•Our management has identified material weaknesses in its internal control over financial reporting and we may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results and may adversely affect investor confidence and business operations.
•The price of our securities has been and may continue to be volatile.

Part I - Financial Information
Item 1. Financial Statements
TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,970	$11,777
Accounts receivable	4,277	3,554
Inventory, net	2,913	2,545
Prepaid expenses	2,031	2,986
Total current assets	13,191	20,862
Property and equipment, net	1,965	2,091
Right-of-use assets	1,196	1,179
Intangible assets, net	1,113	1,127
Other assets	424	466
Total assets	$17,889	$25,725
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$2,348	$3,391
Accrued liabilities	11,423	10,556
Short-term lease liabilities	363	351
Other current liabilities	260	389
Total current liabilities	14,394	14,687
Long-term lease liabilities	1,218	1,244
Contingent earnout liability	22,620	18,632
Warrant and SEPA liabilities	14,580	17,100
Total liabilities	52,812	51,663
Stockholders’ deficit:
Preferred stock, Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at March 31, 2024 and December 31, 2023, respectively; issued and outstanding, 4,015,002 shares at March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at March 31, 2024 and December 31, 2023, respectively; issued and outstanding, 26,758,272 and 26,413,213 shares at March 31, 2024, and December 31, 2023, respectively.	2	2
Additional paid-in capital	226,671	222,437
Accumulated deficit	(261,596)	(248,377)
Total stockholders’ deficit	(34,923)	(25,938)
Total liabilities and stockholders’ deficit	$17,889	$25,725
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$6,457	$2,984
Cost of goods sold	971	662
Gross profit	5,486	2,322
Operating expenses:
Research and development	5,857	5,642
Sales and marketing	6,687	3,249
General and administrative	4,627	3,552
Loss from operations	(11,685)	(10,121)
Other income (expense):
Interest income	92	35
Interest expense	(3)	(5)
Loss on equity issuance	—	(1,465)
Extinguishment of tranche liability	—	881
Change in fair value of SEPA and warrant liabilities	2,521	2,421
Change in fair value of contingent earnout liability	(3,988)	—
Other expense, net	(153)	(19)
Loss before income taxes	(13,216)	(8,273)
Income tax (expense) benefit	(3)	5
Net loss available to common stockholders	$(13,219)	$(8,268)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(959)
Undeclared dividends on Series A preferred stock	$(801)	$—
Net loss attributable to common stockholders	$(14,020)	$(9,227)
Net loss per common share, basic and diluted	$(0.60)	$(0.57)
Weighted average common shares outstanding, basic and diluted	23,323,045	16,166,581
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
Three months ended March 31, 2024 and 2023
(unaudited, in thousands except share data)

	Three months ended March 31, 2024
	Preferred stock		Common stock			Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2023	4,015,002	$—	26,413,213		$2	$222,437	$(248,377)	$(25,938)
Exercise of options	—	—	(4,941)	(1)	—	7	—	7
Stock-based compensation	—	—	—		—	1,086	—	1,086
Proceeds from sale of common stock	—	—	350,000		—	3,141	—	3,141
Net loss	—	—	—		—	—	(13,219)	(13,219)
At March 31, 2024	4,015,002	$—	26,758,272		$2	$226,671	$(261,596)	$(34,923)
(1) Amount reflects 2,906 shares issued for option exercises and 7,847 shares returned from options exercised in 2023 to correct clerical error.

	Three months ended March 31, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
At December 31, 2022	—	$—	14,075,524	$14	$10,015	$(186,358)	$(176,329)
Exercise of options	—	—	3,877,352	4	46	—	50
Stock-based compensation	—	—	—	—	74	—	74
Deemed dividend	—	—	—	—	959	(959)	—
Net loss	—	—	—	—	—	(8,268)	(8,268)
At March 31, 2023	—	$—	17,952,876	$18	$11,094	$(195,585)	$(184,473)
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2024 and 2023
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss available to common stockholders	$(13,219)	$(8,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	184
Reduction in the carrying amount of right-of-use assets	76	11
Change in fair value of warrant and SEPA liabilities	(2,521)	(2,421)
Change in fair value of contingent earnout liability	3,988	—
Extinguishment of tranche liability	—	(881)
Loss on equity issuance	—	1,465
Stock-based compensation expense	1,086	74
Loss on disposal of fixed assets	18	16
Changes in operating assets and liabilities:
Accounts receivable	(723)	(35)
Inventory, net	(368)	(250)
Prepaid expenses	955	(348)
Deposits	43	—
Operating lease liabilities	(85)	(72)
Trade payables and accrued liabilities	(305)	22
Net cash used in operating activities	(10,867)	(10,503)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(7)
Purchases of intellectual property and licenses	—	(67)
Net cash used in investing activities	(66)	(74)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	3,182
Proceeds from the issuance of common stock	3,141	—
Proceeds from exercise of preferred stock warrants	—	4,720
Payments on finance lease liabilities	(22)	(22)
Proceeds from the exercise of stock options for common stock	7	50
Net cash provided by financing activities	3,126	7,930
Decrease in cash, cash equivalents and restricted cash	(7,807)	(2,647)
Cash, cash equivalents and restricted cash, beginning of period	12,127	9,664
Cash, cash equivalents and restricted cash, end of period	$4,320	$7,017

Supplemental disclosures of cash flow information:
Value of warrants issued with Series B-2 preferred stock	$—	$4,647
Right-of-use assets obtained in exchange for new operating lease liabilities	$90	$—
Transfer of warrant liability to preferred stock upon exercise of warrants	$—	$11,633
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(1)    Nature of Business
On August 10, 2023 (the "Closing Date"), TriSalus Life Sciences, Inc., a Delaware corporation (the “Company,” “TriSalus,” “we,” “us”), formerly known as MedTech Acquisition Corporation (“MTAC”), consummated the previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 11, 2022, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of April 4, 2023, the Second Amendment to Agreement and Plan of Merger, dated as of May 13, 2023, and the Third Amendment to Agreement and Plan of Merger, dated as of July 5, 2023 (as amended, the “Merger Agreement”), by and between MTAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MTAC (“Merger Sub”) and TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.), a Delaware corporation (“Legacy TriSalus”), whereby Merger Sub merged with and into Legacy TriSalus with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and TriSalus Life Sciences, Inc. becoming the surviving company. The closing of the Business Combination is herein referred to as “the Closing.” In connection with the consummation of the Merger, on August 10, 2023, Legacy TriSalus changed its name from TriSalus Life Sciences, Inc. to TriSalus Operating Life Sciences, Inc., and MTAC changed its name from MedTech Acquisition Corporation to TriSalus Life Sciences, Inc., the surviving company ("New TriSalus”). As further described in Note (3) Business Combination, Legacy TriSalus was deemed to be the accounting acquirer and predecessor company in the Business Combination. Thus, the prior periods presented in these condensed consolidated financial statements are of Legacy TriSalus.
Description of the Business
We are engaged in the research, development, and sales of innovative drug delivery technology and immune-oncology therapeutics to improve outcomes in difficult to treat liver and pancreatic cancer. Our technology is utilized in the delivery of our therapeutics and administered by interventional radiologists. We are developing and marketing two product lines — Pressure Enabled Drug Delivery (“PEDD™) infusion systems, in use today, and an investigational agent, nelitolimod, which shows potential to enhance immune system response in the treatment of hepatocellular cancer, pancreatic cancer and other liver solid tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed vessels in the tumor to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. PEDD with SmartValve has been shown in prospective and retrospective clinical studies and in multiple pre-clinical models to improve therapy uptake and tumor response. Nelitolimod has a dual mechanism of action in solid tumors which includes the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells while simultaneously activating immune response and recruiting T cells to the tumor, allowing checkpoint inhibitors to work more effectively.
TriNav™ is the newest therapy delivery device with SmartValve technology for the proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020, and a family of related guiding catheters. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval expired at the end of 2023. On June 1, 2023, we applied for a new technology APC code with CMS. In December 2023, CMS granted a New Technology Healthcare Common Procedure Coding System ("HCPCS") code for both mapping and therapeutic procedures involving TriNav. This new code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification ("APC") code 5194 - Level 4 Endovascular procedures. The new code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers.
We believe the full potential of our technology can be realized through the combination of our drug delivery technology with immune-oncology drugs. In July 2020, we acquired our first immune-oncology drug, nelitolimod, and began clinical development of nelitolimod for treatment of liver and pancreatic cancers.
We have funded operations to date principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination. Since inception of the Company in 2009 through March 31, 2024, we have issued for cash $164,364 of preferred stock (of which $36,854 was raised at the closing of the Business Combination, including issuance of Series A convertible preferred stock), which, along with $3,708 from common stock and $57,466 from convertible notes and warrants, has funded our accumulated deficit of

$261,596. During the three months ended March 31, 2024, we raised $3,141 in cash through the sale of common stock under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA") and $7 from the exercise of stock options. See Note (13) Standby Equity Purchase Agreement for discussion of the SEPA.
As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $4,320. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $261,596 as of March 31, 2024. We are currently undergoing a strategic transformation from a company focused solely on the sale of our infusion systems to a therapeutics company whereby our medical devices will be marketed in combination with the pharmaceutical drugs and other treatments that the devices deliver to patients. This transformation requires that we restructure our operating infrastructure, resulting in an increase in operating expenses — including the development of a candidate pharmaceutical — that, in the short term, will not be fully offset by increased revenues. We expect that our existing cash and cash equivalents, along with the proceeds from the Initial Commitment Amount we drew under the Credit Agreement (each as defined in Note (14) Debt), will not be sufficient to fund our projected liquidity requirement at least the next 12 months from the issuance date of the financial statements. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025.
In accordance with ASC Topic 205-40, Presentation of Financial Statements, Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period. In evaluating our ability to continue as a going concern, management projected our cash flow sources and needs and evaluated the conditions and events have raised substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements were issued. Management’s plans to address the conditions and events have considered our current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of these condensed consolidated financial statements in considering whether we have the ability to fund future operations and meet our obligations as they become due in the normal course of business.
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. As described in Note (13) Standby Equity Purchase Agreement, we have the right but not the obligation to sell up to $30,000 of our Common Stock at our request under the SEPA, subject to terms and conditions specified in the agreement. During the three months ended March 31, 2024, we sold 350,000 shares of common stock under the SEPA, raising $3,141. In April 2024, we sold 400,000 shares of common stock under the SEPA, raising $3,602. In addition, as described in Note (14) Debt, in April 2024, we entered into a secured loan for up to $50,000, of which we immediately drew $25,000, before expenses. Outside of these agreements, there can be no assurance that we will be able to raise such additional financing or, if available, that such financing can be obtained on satisfactory terms. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring clinical trials and capital expenditures, and reducing other operating costs.
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

(2)    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The interim unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024. The accompanying interim unaudited condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023, condensed consolidated balance sheet is derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2023. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized below. Certain amounts in prior periods have been reclassified to conform with the report classifications for the periods ended March 31, 2024 and 2024. Specifically, the Company reclassified certain components of other income (expense) on the condensed consolidated statements of operations and the condensed consolidated statements of cash flows to add clarity. Total other income (expense) did not change for the current period.
(a)Warrants Liabilities
Freestanding financial instruments that permit the holder to acquire shares that are either puttable by the holder, redeemable or contingently redeemable are required to be reported as liabilities in the financial statements. We present such liabilities on the balance sheets at their estimated fair values. Changes in fair value of the liability are calculated each reporting period, and any change in value are recognized in the condensed consolidated statements of operations. We have determined that the warrants issued to investors and lenders, which are exercisable for shares of our convertible preferred stock, should be classified as liabilities due to contingent redemption features of the underlying convertible preferred stock.
In connection with the Business Combination, we assumed warrants to purchase common stock. The warrants include both publicly traded and privately held warrants. We value the liability for both sets of warrants based on the trading price of the publicly held warrants. See Note (10) Warrants and (4) Financial Instruments for further discussion.
(b)Contingent Earnout Liability
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
(c)Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with YA II PN, Ltd. ("Yorkville"). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30,000 of shares of Common Stock at our request at any time during the 24 months following the execution of the SEPA, subject to certain conditions. We evaluated the contract that includes the right to require Yorkville to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting.

Each period, we analyze the terms of the freestanding put right and record the balance as a liability. Changes in the fair value are recognized in earnings.
(d)Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates relate to the valuation of earnout, warrant and tranche liabilities, and the valuation allowance on deferred tax assets.
(e)Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred.
We are required to estimate our expenses resulting from our obligations under agreements with vendors, consultants, and contract research organizations, in connection with conducting R&D activities. The financial terms of these contracts are subject to negotiations, which vary from agreement to agreement and may result in payment flows that do not match the periods over which goods or services are provided. We reflect R&D expenses in our condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the agreements, along with the preparation of financial models, taking into account discussions with research and other key personnel as to the progress of studies or other services being performed. To date, we have had no material differences between our estimates of such expenses and the amounts actually incurred. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.
Recently Adopted Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance on ASC Topic 820 on the fair value measurement of equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, the ASU clarifies that a "contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account." As such, the entity should not apply a discount related to the contractual sale restriction when measuring the equity security's fair value. In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public companies, the amendments for this update are effective for fiscal years beginning after December 15, 2023. For all other entities, the amendments are effective for fiscal year beginning after December 15, 2024, and interim periods within those fiscal years. We adopted ASU 2022-03 on January 1, 2024. The effect of the adoption had an immaterial impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments. The ASU improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses in annual and interim reports, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, add disclosure requirements for entities with a single reportable segment, and other enhancements. The ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 on January 1, 2024. The effect of the adoption had no impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. Under the ASU, Public Business Entity ("PBE") must annually "(1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate)." This guidance is effective for public companies for annual periods beginning after December 15, 2024. For other companies, the amendments are effective for annual periods beginning after December 15, 2025. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.
(3)    Business Combination
On August 10, 2023, we consummated the previously announced merger pursuant to the Merger Agreement by and among MTAC, Merger Sub, Inc., and TriSalus Life Sciences, Inc. Upon the closing of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Legacy TriSalus (the “Business Combination”) with Legacy TriSalus surviving the merger as a wholly owned subsidiary of MTAC, renamed “TriSalus Operating Life Sciences, Inc.” In addition, in connection with the consummation of the Business Combination, MTAC was renamed “TriSalus Life Sciences, Inc.”
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
Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy TriSalus exchanged their equity holdings at an exchange ratio of 0.02471853 (the “Exchange Ratio”) for an aggregate of 21,999,886 shares of our Common Stock. In addition, MTAC had previously issued public warrants and private placement warrants (collectively, the “MTAC Warrants”) as part of its initial public offering in November 2020. None of the terms of the MTAC Warrants were modified as a result of the Business Combination. See Note (10) Warrants for additional discussion of the warrants.
(4)    Financial Instruments
Our financial instruments consist of cash, cash equivalents, accounts receivable, trade payables, contingent earnout liability, and warrants to purchase preferred and common stock. The carrying values of these financial instruments (other than warrants and tranche and earnout liabilities, which are held at fair value) approximate fair value at March 31, 2024, and December 31, 2023. In general, asset and liability fair values are determined using the following categories:
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
At the Closing Date, we assumed warrants to purchase 14,266,605 shares of common stock for $11.50 (see Note (10) Warrants). Of these, 8,333,272 are traded publicly (the "Public Warrants") and 5,933,333 are privately held (the "Private Placement Warrants" and together with the Public Warrants, the "SPAC Warrants"). At the Closing Date, we determined the fair value of all the SPAC warrants to be $2,568 based on the closing price of $0.18 for the Public Warrants (Level 1).
At the Closing Date, we determined the fair value of the earnout liability to be $28,927 based on a Monte Carlo simulation of future trading prices for our common stock. See Note (9) Contingent Earnout Liability for further discussion.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $183 based on a scenario-based model. See Note (13) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $366 at March 31, 2024; we recorded the change in fair value in other income and expense, net.
The carrying amount of our outstanding SPAC warrants liabilities was $14,214 at March 31, 2024. The carrying amount of outstanding earnout liability was $22,620 at March 31, 2024. The carrying amount of the outstanding SEPA derivative liability was $366 at March 31, 2024. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability and SEPA derivative liability for the three months ended March 31, 2024 and 2023.

Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2024
Public warrants - Level 1	$9,855	$(1,574)	$—	$8,281
Private warrants - Level 2	$7,061	$(1,128)	$—	$5,933
Total	$16,916	$(2,702)	$—	$14,214

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Net Transfer In (Out) of Level 3	Fair Value at March 31, 2024
Contingent earnout liability	$18,632	$3,988	$—	$—	$22,620
SEPA derivative liability	$185	$181	$—	$—	$366

Level 3 Liabilities	Fair Value at December 31, 2022	Change in Unrealized (Gains) Losses	Issuances (Settlements)		Net Transfer In (Out) of Level 3	Fair Value at March 31, 2023
Warrant liabilities	$369	$(1)	$(106)		$—	$262
Series B-2 tranche liabilities	$4,702	$(608)	$(881)		$—	$3,213
Series B-3 warrant liabilities	$15,819	$(1,812)	$(6,880)	(1)	$—	$7,127
(1)This amount includes settlements of $11,527, transferred to convertible preferred stock, offset by issuances of $4,647
(5)    Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,970	$11,777
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$4,320	$12,127
Restricted cash of $350 is held by our bank to support our corporate credit card program.
(6)    Inventory
The components of inventory are summarized as follows:

	March 31, 2024	December 31, 2023
Raw materials	$790	$607
Finished goods	2,123	1,938
Inventory, net	$2,913	$2,545
Finished goods amounts include a reserve for excess or obsolete inventory of $211 and $117 as of March 31, 2024, and December 31, 2023, respectively.

(7) Intangible Assets
Intangible assets consist entirely of patent costs that provide the Company with rights, titles, and interests in the development of certain processes, discoveries, and inventions with the right to commercialize that are probable of future economic benefits. Patent costs associated with pharmaceutical intellectual property are expensed as incurred as future economic benefits are not deemed to be probable. Intangible assets are recorded at cost and are amortized over the estimated life of the patents, based on the approval and expiration dates applicable to each patent — typically 20 years — on a straight-line basis. Amortization expense related to intellectual property for three months ended March 31, 2024 and 2023 was $13 and $22, respectively. We did not record an impairment loss in either period presented. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

2024	$51
2025	51
2026	51
2027	51
2028	51
Thereafter	858
$1,113
(8)    Accrued Liabilities
Accrued Liabilities consists of the following:

	March 31, 2024	December 31, 2023
Accrued liabilities - clinical trials	$3,345	$3,115
Accrued liabilities	2,992	2,790
Accrued bonus	4,662	3,736
Accrued vacation	353	327
Accrued payroll	37	557
Accrued taxes	34	31
Total accrued liabilities	$11,423	$10,556
(9) Contingent Earnout Liability
In connection with the execution of the Merger Agreement (see Note (3) Business Combination), MTAC entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the 3,125,000 Sponsor Earnout Shares became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date. Pursuant to the Sponsor Support Agreement, (i) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days, (ii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $20.00 for any 20 trading days within a period of 30 consecutive trading days, (iii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $25.00 for any 20 trading days within a period of 30 consecutive trading days; and (iv) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $30.00 for any 20 trading days within a period of 30 consecutive trading days. Additionally, the Sponsor Earnout Shares will vest if there is a change in control of our company on or before the 5th anniversary of the Closing Date that results in the holders of our Common Stock receiving a price per share equal to or in excess of the applicable earnout targets. Any such shares held by the Sponsor Holders that remain unvested after the 5th anniversary of the Closing will be forfeited.
The estimated fair value of the total contingent earnout liability at the closing on August 10, 2023, was $28,927 based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $18,632 and $22,620 as of December 31, 2023 and March 31, 2024, respectively. This remeasurement resulted in the recording of $3,988 for the three months ended March 31, 2024, classified as change in fair value of contingent earnout liability in the Condensed Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	March 31, 2024	December 31, 2023
Current stock price	$9.75	$8.45
Expected share price volatility	65.0%	65.0%
Risk-free interest rate	4.3%	3.9%
Expected term (years)	4.4	4.6
Estimated dividend yield	—%	—%
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
(c)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the earnout period; and
(d)expected dividend yield, which we estimate to be 0% based on the fact that we have never paid or declared dividends.
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(10) Warrants
Warrants outstanding at March 31, 2024, and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Public Warrants	8,281,779	8,281,779
Private Placement Warrants	5,933,333	5,933,333
Total warrants	14,215,112	14,215,112
Public and Private Placement Warrant Liabilities
In connection with consummation of the Business Combination, we assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Under a plan approved by the Board, we repurchased 51,493 Public Warrants for $20 during the fourth quarter of 2023. The purchase plan was discontinued in December 2023. As of March 31, 2024, there were 8,281,779 Public Warrants outstanding.
The Public Warrants expire 5 years after the completion of the Business Combination or earlier upon redemption or liquidation. We may redeem for cash the outstanding Public Warrants:
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
If and when the SPAC Warrants become redeemable by the Company, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If we call the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.

In addition to the Public Warrants, we assumed the warrant liabilities associated with 5,933,333 Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2024, there were 5,933,333 Private Placement Warrants outstanding.
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
At the close of the Business Combination, the fair values of the Public Warrants and Private Placement Warrants were $1,500 and $1,068, respectively. As of March 31, 2024, the fair values of the Public Warrants and Private Placement Warrants were $8,281 and $5,933, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant.
The following table summarizes activity in warrants to purchase common stock in the three months ended March 31, 2024. There was no activity in the three months ended March 31, 2023.

Series	Balance at December 31, 2023	Exercises	Issuances	Retirements / Conversions	Balance at March 31, 2024
Public Warrants	8,281,779	—	—	—	8,281,779
Private Placement Warrants	5,933,333	—	—	—	5,933,333
(11)    Income Taxes
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
Based on our full valuation allowance against the net deferred tax assets, our effective federal tax rate for the calendar year is zero, and we recorded an immaterial income tax expense in the three months ended March 31, 2024 and 2023. We continue to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believe a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If we conclude it is more likely than not that a portion, or all, of our deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. We evaluate the appropriateness of its valuation allowance on a quarterly basis.

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
Payments under the Dynavax purchase agreement consist of: (a) one upfront payment of $9,000 that was split into two payments ($5,000 and $4,000, paid in July and December 2020, respectively), (b) milestone payments upon the achievement of certain development and commercial milestones, and (c) royalty payments based on aggregate annual net sales after nelitolimod receives Food and Drug Administration ("FDA") approval to be sold.
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
We record the milestone payments in R&D expense when they are incurred. We have reflected these milestone payments in the Condensed Consolidated Statements of Cash Flows as investing activities to reflect the contractual investment in the IPR&D. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due.
(13) Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. Yorkville is a fund managed by Yorkville Advisors Global, LP.
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
As described in Note (2) Summary of Significant Accounting Policies, the SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. The Company intends to utilize the SEPA to access capital to fund its operations. The Company did not issue any Advances during the year ended December 31, 2023.
The estimated fair value of the SEPA liability on December 31, 2023, was $185, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $366 as of March 31, 2024, and is classified within other long-term liabilities in the Condensed Consolidated Balance Sheets. This remeasurement resulted in the recognition of a loss of $181 for three months ended March 31, 2024, classified as change in fair value of SEPA, tranche and warrant liabilities in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	March 31, 2024	December 31, 2023
Expected draws	$11,900	$5,000
Expected probability of draws	100.0%	90.0%
Risk-free interest rate	5.5%	5.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $11,900 and $5,000, at March 31, 2024, and December 31, 2023, respectively, through the issuance of multiple separate advances under the Option 2 Pricing Period at March 31, 2024, and Option 1 Pricing Period at December 31, 2023;
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
During the three months ended March 31, 2024, we sold 350,000 shares of common stock under the SEPA, raising approximately $3,141. In April 2024, we sold 400,000 shares of common stock under the SEPA, raising $3,602.
(14) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth, and provide financial flexibility.
The Credit Agreement provides for up to $50,000 in senior secured term debt (the “Loan Facility”), of which (i) $25,000 was made available to us on the Closing Date (the “Initial Commitment Amount”) and (ii) up to $10,000 will be made available to us on or prior to June 30, 2025 and up to $15,000 will be made available to us on or prior to December 31, 2025, in each case, subject to the satisfaction of certain revenue requirements (such additional commitment amounts, the “Delayed Draw Commitment Amount”). The term loan will mature on April 30, 2029. On April 30, 2024, we borrowed the Initial Commitment Amount, resulting in gross proceeds of $25,000.
In connection with the closing of the Initial Commitment Amount, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with an exercise price of $9.5562 (the "Initial OrbiMed Warrant"). The Initial OrbiMed Warrant expires on April 30, 2031. On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
(15)    Convertible Preferred Stock
Series A Convertible Preferred Stock
At the Closing Date on August 2023, we issued 4,015,002 shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40,150, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”).
As of March 31, 2024, the Company is authorized to issue up to 10,000,000 shares of preferred stock with 5,984,998 shares available for issuance. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of March 31, 2024, total undeclared cumulative dividends were $2,059. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
(iii)Dividends
Holders of the Series A Convertible Preferred Stock are entitled to participate equally in any dividends declared to holders of Common Stock. In addition, each holder of the Series A Convertible Preferred Stock is entitled to receive cumulative annual dividends that accrue and accumulate daily at a rate per annum (calculated on the basis of an actual 365- or 366-day year, as applicable) equal to 8.00% of the original issue price of $10.00 per share (the "Annual Dividends”). The Annual Dividends will be either paid in cash, paid by issuing fully paid and nonassessable shares of Common Stock, or a combination thereof when, as and if authorized and declared by our Board. Upon conversion or a change of control, any unpaid Annual Dividends will be paid to the holders, either in the form of common stock upon a conversion, or in cash upon a change of control. So long as any shares of Series A Convertible Preferred Stock remain outstanding, unless all Annual Dividends on all outstanding shares of Series A Convertible Preferred Stock have been declared and paid in cash, we will be prohibited from declaring any dividends on, or making any distributions relating to, other classes of our capital stock ranking junior to the Series A Convertible Preferred Stock, subject to certain exceptions.
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
(iv)Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of March 31, 2024. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in Series A convertible preferred stock in the three months ended March 31, 2024. There was no activity in the three months ended March 31, 2023.

Series	Balance at December 31, 2023	Issuances	Balance at March 31, 2024
Series A convertible preferred stock (assuming maximum conversion)	$25,237,155	$—	$25,237,155

Total convertible preferred stock	$25,237,155	$—	$25,237,155
(16)    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three-month periods ended March 31, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for those periods.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	March 31,
	2024	2023
Preferred stock	4,015,002	14,897,532
Preferred stock warrants	—	1,429,942
Common stock warrants	14,215,112	—
Restricted stock units	562,428	—
Options to purchase common stock	4,882,418	1,538,083
	23,674,960	17,865,557

(17)    Share-Based Compensation
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
As of March 31, 2024, the balances under the two plans are below.

	March 31, 2024
	Authorized	Outstanding	Available for Issue
2009 Plan	1,570,793	1,570,793	—
2023 Plan	7,970,702	3,874,053	4,096,649
Total	9,541,495	5,444,846	4,096,649
2009 Equity Incentive Plan
As of March 31, 2024, there were in total 1,506,620 stock options and 64,173 RSUs issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan (see below). Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
As of March 31, 2024, we had unrecognized compensation expense of $836 and $554, respectively, for options and RSUs granted under the 2009 Plan. The March 31, 2024, balance will be recognized over a weighted average period of 1.6 years.
2023 Equity Incentive Plan
Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2024, the authorized shares under the 2023 Plan increased by 2,419,316 shares to 8,004,324. During the three months ended March 31, 2024, we granted 1,316,093 options with a weighted average fair value of $5.36, and 498,255 restricted stock units with a weighted average fair value of $9.46.
As of March 31, 2024, we had unrecognized compensation expense of $12,852 and $4,547, respectively, for options and RSUs granted under the 2023 Plan. The balance at March 31, 2024, will be recognized over a weighted average period of 3.5 years.
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
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. There are 2,350,530 shares of Common Stock reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the Fully Diluted Common Stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2024, the authorized shares under ESPP increased by 954,278 shares to 2,350,530.
(18)    Commitments And Contingencies
From time to time, we may have certain contingent liabilities, including litigation, which arise in the ordinary course of its business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.
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
We are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TriSalus Life Sciences, Inc., (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate," “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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

Overview
We are engaged in the research, development, and sales of innovative drug delivery technology and immune-oncology therapeutics to improve outcomes in difficult to treat liver and pancreatic cancer. Our technology is utilized in the delivery of our therapeutics and administered by interventional radiologists. We are developing and marketing two product lines: Pressure Enabled Drug Delivery (“PEDD”) infusion systems, in use today, and an investigational agent, called nelitolimod which shows potential to enhance immune system response in the treatment of hepatocellular cancer, pancreatic cancer and other solid tumors in the liver. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
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
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.” In particular, our performance is affected by:
•The continued acceptance and growth of TriNav in the marketplace.   While we believe TriNav to be a superior technology for the delivery of therapies to tumors, particularly high-density tumors, there are other technologies with which we compete. Our ability to increase TriNav sales depends on the skills of our sales force and the willingness of the marketplace to use TriNav.
•Our ability to maintain our current TriNav pricing and gross margins to help fund the rest of our activities. Our current pricing allows us to generate a substantial gross margin, which provides funds to support our growth and our research and development (“R&D”) for both TriNav and nelitolimod. TriNav sells at a significant premium to competitive products. Our higher price was previously supported by the TPT payment program from CMS; however, the TPT authorization expired on December 31, 2023. In December 2023, CMS granted a New Technology HCPCS for both mapping and therapeutic procedures involving TriNav. This new code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification (APC) 5194 - Level 4 Endovascular Procedures. The new code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers, but there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all. Any reduction in the amount of the reimbursement for TriNav will negatively impact the revenue we are able to generate from the sale of TriNav and may hinder our ability to recoup our total investment in TriNav notwithstanding regulatory approval of the product. If we are unable to promptly obtain coverage and profitable payment rates from hospital budgets or government-funded and private purchasers for TriNav or any future products, we may sell fewer units or need to sell them at a lower price. Such changes in revenues would have a material adverse effect on our operating results and our overall financial condition.
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
Recent Developments
SEPA Sales
During the three months ended March 31, 2024, we sold 350,000 shares of common stock under the SEPA, raising $3.1 million. In April 2024, we sold 400,000 shares of common stock under the SEPA, raising $3.6 million.
Subsequent Events
In April 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement, OrbiMed, a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth, and provide financial flexibility.
The Credit Agreement provides for up to $50.0 million in senior secured term debt, of which (i) $25.0 million was made available to us on the Closing Date (the “Initial Commitment Amount”) and (ii) up to $10.0 million will be made available to us on or prior to June 30, 2025 and up to $15.0 million will be made available to us on or prior to December 31, 2025, in each case, subject to the satisfaction of certain revenue requirements (such additional commitment amounts, the “Delayed Draw Commitment Amount”). The term loan will mature on April 30, 2029. On April 30, 2024, we borrowed the Initial Commitment Amount, resulting in gross proceeds of $25.0 million.
In connection with the closing of the Initial commitment Amount, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with an exercise price of $9.5562. The Initial OrbiMed Warrant expires on April 30, 2031. On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date. The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed, whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants
Components of Results of Operations
The following discussion sets forth certain components of our condensed consolidated statements of operations as well as factors that impact those items.
Revenue
We currently operate in one reportable segment and revenue is generated from sales of PEDD infusion systems to our customers, principally related to TriNav. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.
The primary end-user customers for our products are hospitals, clinics, and physicians. We had certain arrangements with our distributors under which they purchase our products and then resell them in geographic markets where we do not have a sales presence. These arrangements provided for a discount on the invoice when the distributor resold our units at our normal sales price. Such sales are recorded net of the discounts. All such arrangements were terminated on or before December 31, 2022.
Cost of Goods Sold
Cost of goods sold primarily consists of raw materials, direct labor and manufacturing overhead costs related to production of TriNav.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin and overall profitability may in the future fluctuate from period to period based on several factors, such as the innovation initiatives we undertake, manufacturing costs and efficiencies, and obtaining a permanent reimbursement code for our product.
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
General and Administrative
General and administrative expense includes executive management, finance, information technology, human resources, business development, legal, one-time costs associated with the Business Combination, and the administrative and professional costs associated with those activities. General and administrative costs also include corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in production or R&D expenses, as well as regulatory and professional fees for legal, patent, accounting and other consulting services. We also record public company costs in general and administrative, including board expenses, insurance, audit fees, NASDAQ fees, and costs associated with public company financial reporting.
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
Change in Fair Value of SEPA, Tranche and Warrant Liabilities
Change in fair value of SEPA, warrant and tranche liabilities represents the change in fair value of the SEPA, the warrants to purchase Series B-3 preferred stock and the Series B-2 tranche liabilities at each reporting period that were issued as part of the Initial Preferred Stock Financing, and the change in fair value of the SPAC Warrants we assumed in the Business Combination.
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

Results of Operations:
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Percent of Revenue
	2024	2023	2024	2023
Revenue	$6,457	$2,984	100.0%	100.0%
Cost of goods sold	971	662	15.0	22.2
Gross profit	5,486	2,322	85.0	77.8
Operating expenses:
Research and development	5,857	5,642	90.7	189.1
Sales and marketing	6,687	3,249	103.6	108.9
General and administrative	4,627	3,552	71.7	119.0
Loss from operations	(11,685)	(10,121)	(181.0)	(339.2)
Interest income	92	35	1.4	1.2
Interest expense	(3)	(5)	0.0	(0.2)
Loss on equity issuance	—	(1,465)	—	(49.1)
Extinguishment of tranche liability	—	881	$(881)	(100.0)
Change in fair value of SEPA and warrant liabilities	2,521	2,421	39.0	81.1
Change in fair value of contingent earnout liability	(3,988)	—	(61.8)	—
Other expense, net	(153)	(19)	(2.4)	(0.6)
Loss before income taxes	(13,216)	(8,273)	(204.7)	(277.2)
Income tax expense	(3)	5	—	0.2
Net loss available to common stockholders	$(13,219)	$(8,268)	(204.7)%	(277.1)%
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(959)	—%	(32.1)%
Undeclared dividends on Series A preferred stock	$(801)	$—	(12.4)%	—%
Net loss attributable to common stockholders	$(14,020)	$(9,227)	(217.1)%	(309.2)%

Comparison of the Three Months Ended March 31, 2024, and 2023
Revenue
Revenue increased by $3.5 million or 116.4% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in revenue was due to an increase of $3.5 million in units of TriNav sold as our launch of the product, which began in 2020, recovered from the impact of the COVID-19 pandemic.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.3 million, or 46.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $3.2 million or 136.3%, and gross margin increased to 85.0% from 77.8% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in gross profit was due primarily to the increase in sales volume. The increase in gross margin percentage was driven principally by increased manufacturing efficiencies due to improved production yields and additional production volume absorbing fixed overhead costs.
Operating Expenses
Research and Development
R&D expenses increased by $0.2 million, or 3.8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by a $0.8 million increase in headcount-related expenses, a $0.3 million increase in patent expenses, and a $0.1 million increase in facility expenses, partially offset by a $1.0 million reduction in expenses for our three clinical trials.

Sales and Marketing
Sales and marketing expenses increased by $3.4 million or 105.8%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily driven by a $3.4 million increase for payroll and travel expenses due to increased headcount of sales and marketing personnel to support our sales of TriNav.
General and Administrative
General and administrative expenses increased by $1.1 million, or 30.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to a $1.0 million increase in headcount-related expenses, including travel, and a $0.1 million increase in facility and other expenses.
Interest Income
Interest income increased by $0.1 million, or 162.9% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was due to additional interest received from the investment of our excess cash in short-term money market funds for three months ended March 31, 2024.
Change in Fair Value of Tranche and Warrant Liabilities
The change in fair value of tranche and warrant liabilities reported in three months ended March 31, 2023, related to gains from the exercise of warrants to purchase series B-3 preferred stock of $1.6 million and a gain from the decrease in tranche liabilities of $0.8 million. The change in fair value of tranche and warrant liabilities reported in the three months ended March 31, 2024, was related to a reduction of warrant liabilities of $2.7 million and an increase of the SEPA liability of $0.2 million.
Change in Fair Value of Earnout Liabilities
The change in fair value of earnout liability resulted in a loss of $4.0 million in the three months ended March 31, 2024, due to the increase in the market price of the underlying common stock. There was no earnout liability for the three months ended March 31, 2023.
Other Income and Expense, Net
Other income and expense, net, increased by $0.1 million, or 705.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to additional franchise taxes paid in the current period.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $13.2 million for the three months ended March 31, 2024. We had cash and cash equivalents of approximately $4.0 million at March 31, 2024. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes, and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through a combination of securities offerings, debt financing, collaborations, strategic alliances and licensing arrangements. There can be no assurance that we will be able to raise such additional financing on satisfactory terms. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.
During the three months ended March 31, 2024, we raised $3.1 million from the sale of 350,000 shares of common stock under the SEPA. In April 2024, we sold 400,000 shares of common stock under the SEPA, raising $3.6 million. In addition, in April 2024, we entered into the Credit Agreement providing for up to $50.0 million in senior secured term debt, of which we immediately drew $25.0 million, before expenses, Unless we are able to secure additional capital on favorable terms, we anticipate will have to further rely on the SEPA to continue to fund our operations. We expect that our existing cash and cash equivalents, along with the proceeds from the Initial Commitment Amount we drew under the Credit Agreement, will not be sufficient to fund our projected liquidity requirements for at least the next 12 months from the date of this Quarterly Report. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report. See also “Funding Requirements” below.
Cash Flows
Comparison of the Three Months Ended March 31, 2024, and March 31, 2023
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(10,867)	$(10,503)
Net cash used in investing activities	(66)	(74)
Net cash provided by financing activities	3,126	7,930
Net decrease in cash, cash equivalents and restricted cash	$(7,807)	$(2,647)
Cash Used in Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $10.9 million. The net cash used in operating activities consisted of net loss of $13.2 million, adjusted for non-cash charges totaling $2.8 million, primarily related to a loss on the adjustment of the fair value of the contingent earnout liability of $4.0 million, depreciation of $0.2 million and share-based compensation of $1.1 million, partially offset by a gain on the adjustment of the fair value of warrants to purchase common stock of $2.5 million. Net operating assets and liabilities decreased $0.5 million, due primarily to an increase in accounts receivable and inventory, an increase in prepaid expenses, and a decrease in accounts payable.
For the three months ended March 31, 2023, net cash used in operating activities was $10.5 million. The net cash used in operating activities consisted of net loss of $8.3 million, adjusted for non-cash charges totaling $1.6 million, primarily related to a gain from the change in fair value of warrant liabilities of $2.4 million, partially offset by a loss on equity issuance of $1.5 million, depreciation and amortization of $0.2 million and stock-based compensation expense of $0.1 million. In addition, there was a net increase of $0.7 million in our net operating assets and liabilities. The increase in our net operating assets and liabilities was driven by an increase in prepaid expenses of $0.3 million and inventory of $0.3 million, and a decrease in trade payable, accrued expenses and other current liabilities of $0.0 million.
Cash Used in Investing Activities
Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024, was primarily due to purchases of property and equipment of $0.1 million.
Net cash used in investing activities of $0.1 million for the three months ended March 31, 2023, was primarily due to payments to acquire or maintain intellectual property.
Cash Provided by Financing Activities
Net cash provided by financing activities of $3.1 million for the three months ended March 31, 2024, consisted of proceeds from the sale of common stock under the SEPA.
Net cash provided by financing activities of $8.0 million for the three months ended March 31, 2023, consisted principally of proceeds from the exercise of warrants to purchase Series B-3 preferred stock of $4.7 million and proceeds from the issuance of Series B-2 preferred stock of $3.2 million.
Funding Requirements
Our primary use of cash is to fund operating expenses, which consist of research, development and clinical expenses related to our lead product candidate nelitolimod , and preclinical programs, sales and marketing expenses related to the growth of TriNav, as well as general and administrative expenses. We plan to advance the development of nelitolimod , initiate new research and pre-clinical development efforts and seek marketing approval for product candidates that we successfully develop. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and conflicts in the Middle East. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
We also expect to continue to incur significant expenses in connection with our ongoing activities related to TriNav, including sales and marketing expenses and expenditures to support expansion of our production capacity to support our expected sales growth. Our future capital requirements, both near and long-term, will depend on many factors, including but not limited to: the success of our commercialization of TriNav including, among other things, continued patient and physician adoption of TriNav and our ability to maintain adequate reimbursement for TriNav; the cost of commercialization activities for TriNav, including manufacturing, distribution, marketing and sales; net product revenues received from sales of TriNav; the outcome, timing and cost of the regulatory approval process for nelitolimod by the FDA, including the potential for the FDA to require that we perform more studies and clinical trials than those that we currently expect; our ability to draw the Delayed Draw Commitment Amount if and when needed; the costs involved in preparing, filing and prosecuting patent applications and annuity fees relating to issued patents; the cost of maintaining and enforcing our intellectual property rights, as well as the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us; the initiation, progress, timing, costs and results of clinical trials and other research and development related to our product candidates; and the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; the achievement of milestones or occurrence of other developments that trigger payments under the Dynavax Agreement or any other collaboration or other agreements; the number of future product candidates that we may pursue and their development requirements; the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities; the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals; and the costs of operating as a public company.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of securities offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interest in our company may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the price of our securities. Additionally, we are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
We will likely require additional capital in the near term in order to continue to fund our operations through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to enable us to continue to implement our long-term business strategy. See factors further described in the sections titled "Risk Factors" in this Quarterly Report.
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our unaudited condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of March 31, 2024.
Contractual Obligations and Commitments
Our contractual obligations as of March 31, 2024, include lease obligations of $1.6 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12 million as of March 31, 2024, and may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80 million upon achieving certain commercial milestones once sales of nelitolimod have begun. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note (2) Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements accompanying this Quarterly Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2024, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined under Item 10(f)(1) of Regulation S-K of the Securities Act; we are not required to provide the information contemplated by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2022 and December 31, 2023, management identified material weaknesses in our internal control over financial reporting with respect to:
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
Remediation Activities
To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity and quantity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures. Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of March 31, 2024, we have hired two of the four additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
The material weaknesses discussed above will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows, or financial position.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report, including the accompanying financial statements and related notes, and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following events or developments described as risks were to occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
RISKS RELATED TO OUR BUSINESS
Risks Related to Our Financial Condition
We have a limited operating history, have incurred significant losses since our inception and anticipate incurring increasing expenses and continuing losses for the foreseeable future. *
We are a commercial-stage medical device and Phase I clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have incurred significant losses since inception, including net losses of $13.2 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $261.6 million. We anticipate incurring increasing research and development and general and administrative expenses related to our operations and transition into a public company for the foreseeable future. Losses will likely continue and may increase in the future as we continue to incur significant expenses related to drug development. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by clinical-stage pharmaceutical companies. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these efforts, it could have a material adverse effect on our business, financial condition or results of operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
The Dynavax Agreement, entered into by Legacy TriSalus in connection with its purchase of nelitolimod, requires us to make potentially significant payments to Dynavax before we will have regulatory approval of nelitolimod and be able to generate revenue from sales of nelitolimod. *
Pursuant to the Dynavax Agreement, as of the date of this Quarterly Report on Form 10-Q, we have paid Dynavax $12 million to date and we may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80 million upon achieving certain commercial milestones once sales of nelitolimod have begun. The Dynavax Agreement also obligates us to pay royalties based on potential future net sales of products containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances. Our failure to satisfy these payment obligations or other obligations under the Dynavax Agreement could result in penalties or litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates. We cannot be certain that such additional financing will be available on terms favorable to us, or at all, which could limit our ability to grow and jeopardize our ability to continue our business operations. *

Based on our sales, operations, and research and development plans, we expect that our existing cash and cash equivalents, along with the proceeds from the Initial Commitment Amount we drew under the Credit Agreement, will not be sufficient to fund operations for at least the next 12 months from the issuance date of this Quarterly Report. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the commercialization of TriNav, clinical trials and other development, manufacturing and regulatory activities for TriNav, nelitolimod and our other product candidates, and discovery research and development. Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our cash balances, operating cash flow, and the proceeds from the Credit Agreement alone.
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
◦our ability to access the Delayed Draw Commitment Amount if and when needed;
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
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Common Stock. Subject to limited exception, we are prohibited from incurring indebtedness without the prior written consent of OrbiMed pursuant to the Credit Agreement. Regardless, any debt financing that we may secure in the future could involve significant fixed payment obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, we may need to delay, reduce the scope of or put on hold one or more research and development programs or commercialization efforts while we seek strategic alternatives, and our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired.
We may also need to seek collaborators for nelitolimod and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to nelitolimod and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of Common Stock to decline. Further, our ability to raise additional capital and the interest rate of our term loans under the Credit Agreement may be adversely impacted by potential worsening global economic conditions, and the continued disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical events, including the wars in Ukraine and the Middle East, and disruptions to the U.S. banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank, Signature Bank, and First Republic Bank. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy and business development efforts, which could jeopardize our ability to continue our business operations.
Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders, adversely affect the market price of our Common Stock or introduce covenants that may restrict our operations. *

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, such offerings may reduce the market price of the Common Stock, and the terms may include a preference on liquidating distributions or a preference on dividend payments liquidation or other preferences that adversely affect the rights of existing stockholders. Thus, existing holders of our Common Stock bear the risk of our future offerings reducing the market price of our Common Stock and diluting their shareholdings in us. For instance, in October 2023, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our Common Stock at our request, subject to terms and conditions specified in the SEPA. We have, and in the future may continue to, sell shares of our Common stock to Yorkville under the SEPA. In addition, the Credit Agreement with OrbiMed, requires us to make payments of interest and principal and subject us to a number of restrictive covenants, including among others, limitations on our ability to incur additional debt; create liens and encumbrances; merge, dissolve, merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with our affiliates; enter into certain restrictive agreements; and license intellectual property rights. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.
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
We may not be able to generate sufficient cash to service our indebtedness or borrow additional funds pursuant to our Loan Facility. *
We have entered into a Credit Agreement with OrbiMed, pursuant to which we may borrow up to $50 million in senior secured term debt. Our obligations under the Credit Agreement are secured by substantially all of our assets.
We are subject to a number of affirmative and restrictive covenants pursuant to the Credit Agreement, which limit or restrict our ability to, among others (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with our affiliates; and

enter into certain restrictive agreements. In addition, we are required to maintain at least $5.0 million of unrestricted cash and cash equivalents at all times (which requirement will increase to $10.0 million at all times after March 31, 2025). Our obligations under the Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to applicable notice and grace periods). We are currently in compliance with the Credit Agreement covenants. If we are unable to achieve certain milestones, generate sufficient revenue and maintain certain minimum cash threshold, we may fall out of compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.
Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of the Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would harm our business.
In addition, the Credit Agreement provides up to $10 million will be made available on or prior to June 30, 2025, and up to $15.0 million will be made available on or prior to December 31, 2025, in each case, subject to certain revenue requirement. If we are unable to achieve the revenue requirements by the applicable dates, we would be unable to borrow additional funds pursuant to the Loan Facility, which could negatively impact our ability to fund our operations.
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
Risks Related to TriNav
Our revenue is primarily generated from sales of our TriNav device and we are therefore highly dependent on it for our success. Failure to achieve continued market acceptance of TriNav for any reason will harm our business and future prospects. *
We began selling TriNav in 2020 in the United States, and sales of TriNav account for primarily all of our revenue and will continue to account for primarily all of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of TriNav by physicians and hospitals, among others.
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
Any change to TriNav’s reimbursement status that reduces our level of reimbursement could cause TriNav sales to materially decline and impede market adoption. *
We presently benefit from various reimbursement codes in the United States, including the following:
•Healthcare Common Procedure Coding System Code ("HCPCS"): C1982; and
•Current Procedural Terminology for physicians to support reimbursement for physician- rendered healthcare services Codes: 37242 Mapping and 37243 Treatment.
In December 2023, CMS granted a New Technology HCPCS for both mapping and therapeutic procedures involving TriNav. This new code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification ("APC") 5194 - Level 4 Endovascular Procedures. The new code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers, but there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all.
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
In addition, we obtain guidance from regulatory authorities on certain aspects of our clinical development activities and seek to comply with written guidelines provided by such authorities. These discussions and written guidelines are not binding obligations on the part of the regulatory authorities or the regulatory authorities may require additional patient data or studies to be conducted. Regulatory authorities may revise or retract previous guidance during the course of a clinical trial or after the completion of the trial. The authorities may also disqualify a clinical trial from consideration in support of approval of a potential product if they deem the trial was not conducted in accordance with good clinical practices or if the data is not convincing. The FDA or foreign regulatory agencies may determine our clinical trials or other data regarding safety, efficacy or consistency of manufacture or compliance with GMP regulations are insufficient for regulatory approval. Failure to maintain or obtain regulatory approvals would materially and adversely impact us and our business prospects.
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
The availability and price, and in the case of nelitolimod, if approved, its FDA-approved labeling versus that of our competitors’ products could limit the demand and the price we are able to charge for TriNav and nelitolimod, if approved. We may not be able to implement our business plan if the acceptance of TriNav or nelitolimod is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment, or if physicians switch to other new drug or biologic products or drug delivery systems or choose to reserve TriNav and/or nelitolimod for use in limited circumstances. For additional information regarding our competition, see the section title " Industry and Competition."
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
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business. *
Our future performance depends to a large extent on the continued services of members of our current management including, in particular, our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects. In addition, we will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. If we cannot attract and retain such personnel, we will be unable to develop our product candidates and achieve regulatory clearance for them, which would have a material adverse effect on our business, financial condition, and results of operations.
As of May 8, 2024, we had approximately 101 full-time employees, nine of whom hold advanced degrees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, research, drug development and regulatory affairs. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. In particular, we have experienced a very competitive hiring environment. Many of the other biotechnology and medical device companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time. The value to employees of stock options or other equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across the organization.
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
We do not currently have the internal infrastructure to supply or manufacture preclinical, clinical or commercial quantities of our drug candidate, nelitolimod. While we have a supply of nelitolimod sufficient for our ongoing clinical trials, we do not currently have a supplier for nelitolimod. If we are not able to establish a reliable supplier for nelitolimod before our supply is exhausted, our clinical trials may be delayed.

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
Risks Related to Our Legal and Regulatory Environment
We are subject to numerous complex regulatory requirements, and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business. *
The research, pre-clinical testing, clinical trials, manufacturing, marketing and distribution of medical devices, human drugs and biologics and combination products are subject to regulation by numerous governmental authorities in the United States and other jurisdictions, if we desire to export the resulting products to such other jurisdictions. These regulations govern or affect the testing, manufacture, safety, effectiveness, labeling, storage, record-keeping, approval or clearance, distribution, advertising and promotion of product candidates, as well as safe working conditions. In some cases, the FDA requirements have increased the amount of time and resources necessary to develop new products and bring them to market in the United States. The FDA and foreign regulatory authorities have substantial discretion to require additional testing, to delay or withhold registration and marketing approval or clearance and to otherwise preclude distribution and sale of a product. In addition, regulatory approval or clearance could impose limitations on the indicated or intended uses for which product candidates may be marketed, and impose post- approval requirements. Our failure to obtain approval or clearance, significant delays in the approval or clearance process, or our failure to maintain approval or clearance in any jurisdiction will prevent us from selling any applicable products in that jurisdiction. We would not be able to realize revenues for those new products in any jurisdiction where we do not have approval or clearance.
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
To the extent that our partners or we do not perform particular regulated functions themselves but contract out to third parties, including contract manufacturers, contract research organizations, clinical trial sites, and laboratories, our partners or we may be held responsible for such third parties’ failure to follow the applicable regulatory requirements.
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
We and the third parties with whom we work may be subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences. *
In the ordinary course of business, we process sensitive data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
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
The expiration or loss of patent protection may adversely affect our future revenues. *
We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, development, manufacturing and sale of our products and product candidates. In particular, patent protection is important in the development and eventual commercialization of our product candidates. Patents covering our product candidates normally provide market exclusivity, which is important in order to improve the probability that our product candidates are able to become profitable. Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our products and product candidates.
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
As of May 8, 2024, we owned at least 66 registered patents. Our issued U.S. patents expire between 2031 and 2040. All of our solely-owned granted U.S. and foreign patents that relate to composition of matter for nelitolimod expired in December 2023. Upon expiration of the patents covering nelitolimod, third parties, including other biopharmaceutical companies, will be able to obtain or use nelitolimod other than to the extent we have other patent protection, including through our method of use patents for pressure-controlled therapeutic delivery. In addition, certain of our patents relating to the use of TriNav will expire beginning in 2031, with additional patents relating to TriNav expiring in 2036 and 2038. While we are seeking additional patent coverage, there can be no assurances that such additional patent protection will be granted, or, if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We also intend to apply for orphan drug designation and orphan designation for nelitolimod in the U.S. and EU, respectively, which, if granted, would extend the regulatory exclusivity period beyond the initial five years of regulatory exclusivity for a New Chemical Entity ("NCE") from the date of approval in the U.S. and beyond the eight years of data exclusivity from the date of approval in Europe; however, there can be no assurance that we will ever obtain approval or orphan drug exclusivity for such product candidates. Without patent protection of our product candidates, we may be open to competition from generic versions of such methods and compositions. As of May 8, 2024, we have at least 79 pending patent applications and 14 U.S. provisional patent applications. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such drug products.
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
Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. *
Our competitors may seek to market generic versions of nelitolimod or any other product candidate for which we may in the future obtain approval by submitting abbreviated new drug applications ("ANDAs") or biosimilar applications to the FDA or new products that use our approved products as the reference listed drug or biologic, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with nelitolimod and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if patents are valid and enforceable, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased.
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
The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents have in the past been, and in the future may be, challenged in the courts or patent offices in the United States and abroad. For example, in October 2017, an individual filed a suit against Legacy TriSalus in the United States District Court, District of Colorado asserting joint inventorship of six patents assigned to Legacy TriSalus. The individual sought to be added as a co-inventor and co-owner of the patents in question. A stipulated dismissal order was entered in June 2021 with the court dismissing the plaintiff’s case with prejudice. In the future, we may face similar or other challenges by third parties, former employees or collaborators with respect to ownership interest in the patents and intellectual property that we own or license at the time. We could be subject to ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our products or product candidates. While it is our policy to require employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as Legacy-TriSalus owned. To the extent that we license intellectual property from a third party, such licensors may face similar obstacles. In addition, we have not updated the records in certain foreign patent offices to reflect our ownership of certain expired foreign patents relating to nelitolimod, but have recorded our ownership for at least the expired foreign patents acquired from Dynavax relating to composition of matter for nelitolimod in Australia, Canada, Austria, Germany, Denmark, Estonia, the UK, Hong Kong, Ireland, Luxembourg, Portugal, New Zealand, and Singapore. Failure to update such ownership may result in a purchaser potentially acquiring rights in such patents that are adverse to our interests. Litigation may be necessary to defend against any claims challenging inventorship or ownership and such litigation may be costly. If we fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.
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
If we do not obtain protection under the Hatch-Waxman Amendments by obtaining data exclusivity, our business may be harmed. *
Our commercial success will largely depend on our ability to retain with respect to TriNav and other device technologies, and obtain with respect to nelitolimod and other product candidates, market exclusivity in the United States and other countries. Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, certain of our product candidates may be eligible for marketing exclusivity.
The Federal Food, Drug and Cosmetic Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA or Section 505(b)(2) NDA for a new chemical entity, or NCE. An NCE is a drug that contains no active moiety (the molecule or ion responsible for the action of the drug substance) that has been approved by FDA in any other NDA submitted under section 505(b) of the FDC Act. During the five-year NCE exclusivity period, the FDA may not approve an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a paragraph IV certification of patent invalidity, unenforceability, or non-infringement to one of the patents listed in the Orange Book, with the FDA by the innovator NDA holder.
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
Risks Related to the Ownership of Our Securities
We have limited experience operating as a United States public company and may not be able to adequately develop and implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes Oxley Act.
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
Our management has identified material weaknesses in its internal control over financial reporting and we may identify additional material weaknesses in the future. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results, and may adversely affect investor confidence and business operations. *
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2022, management identified material weaknesses in its internal control over financial reporting with respect (i) to a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting; accounting for costs associated with the SEPA, patents and the Business Combination; and certain R&D accruals; (ii) to inadequate internal controls over the valuation of the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing; and (iii) inadequate controls of the conversion of data from our legacy equity management system to our new system and assumptions used to calculate fair value of certain equity awards; each described in more detail under the heading Part I — Item 4. Controls and Procedures elsewhere in this Quarterly Report.
Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of March 31, 2024, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
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
As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act, including, among other things, maintaining effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that the information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers. We may, however, be unable to meet the time periods specified in the SEC rules and forms. For example, prior to the filing of the Annual Report on Form 10-K for the year ending December 31, 2023, we filed a Form 12b-25 (Notification of Late Filing) with the SEC to avail ourselves of a 15-day extension to file the Annual Report on Form 10-K. The need for the extension was primarily due to the calculation of non-cash stock compensation caused by data errors associated with a transition to a new service provider in 2023.
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
The price of our securities has been and may continue to be volatile. *
The price of our securities has been and may continue to be volatile. From August 11, 2023, the date following the Business Combination, through May 8, 2024, our common stock price has fluctuated from a low of $3.62 to a high of $12.00 per share, and the price of our Public Warrants has fluctuated from a low of $0.12 to a high of $1.20 per Public Warrant. The price of our Common Stock and Public Warrants may continue to fluctuate in the future due to a variety of factors, including, without limitation:
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
•changes in our capital structure, such as future issuances of securities or the incurrence of (or inability to incur) additional debt;
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
Sales of our securities or the perception of such sales, by us or our equity holders, in the public market or otherwise, could cause the market price for our securities to decline. *
The sale of our Common Stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Certain of our equity holders acquired securities at prices that are significantly less than the current trading price of our Common Stock. We have filed a registration statement (the "Resale S-1") relating to the offer and sale from time to time by certain equity holders or their permitted transferees of (i) up to 52,536,549 shares of Common Stock consisting of (a) up to 25,237,094 shares of Common Stock that are issuable upon the conversion of the 4,015,002 PIPE Shares, issued at a price of $10.00 per share, (b) up to 4,062,500 Founder Shares originally issued in a private placement to the Sponsor prior to MTAC’s initial public offering at a price of approximately $0.006 per share, including 3,125,000 Founder Shares subject to vesting and forfeiture, (c) up to 1,452,965 shares of Common Stock issuable upon exercise of the Assumed Options initially granted by Legacy TriSalus, at a weighted average price of $2.51 per share, (d) up to 86,148 shares of Common Stock issuable upon the settlement of Assumed RSUs that were initially granted by Legacy TriSalus, (e) up to 4,933,333 shares of Common Stock issuable upon exercise of the Private Placement Warrants at a price of $11.50 per share and (f) up to 8,281,779 shares of Common Stock that are issuable upon the exercise of the Public Warrants at a price of $11.50 per share and (ii) up to 5,933,333 warrants consisting of (a) up to 4,933,333 Private Placement Warrants and (b) up to 1,000,000 Conversion Warrants. Defined terms used in this discussion that are not defined in this Quarterly Report shall have the meaning provided to such term in the Resale S-1.
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
Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. *
Our 8,281,779 Public Warrants to purchase an aggregate of 8,281,779 shares of Common Stock, 4,933,333 Private Placement Warrants to purchase an aggregate of 4,933,333 shares of Common Stock and 1,000,000 Conversion Warrants to purchase an aggregate of 1,000,000 shares of Common Stock became exercisable on September 10, 2023, in accordance with the terms of that certain warrant agreement, dated December 17, 2020, by and between us and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Initial OrbiMed Warrants became exercisable on April 30, 2024. The exercise price of the SPAC Warrants is $11.50 per share, or approximately $164.0 million in the aggregate, assuming none of the SPAC Warrants are exercised through “cashless” exercise. and the exercise price of the Initial OrbiMed Warrants is $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrants are exercised through a "cashless" exercise. We have the unilateral right to reduce the exercise price of the SPAC Warrants, and may do so as a means of raising capital. There is no guaranty that the warrant holders will exercise their Warrants at the current exercise price or any reduced exercise price. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. So long as the trading price for our Common Stock is less than $11.50 per share (or, if the exercise price is lowered, such lower exercise price), meaning the Warrants are “out of the money,” we believe holders of our SPAC Warrants that were issued will be unlikely to exercise their SPAC warrants on a cash basis. Similarly, if the trading price of our Common Stock falls below $9.5562, meaning the Initial OrbiMed Warrants would be “out of the money,” we believe holders of the Initial

OrbiMed Warrants would be unlikely to exercise their Initial OrbiMed Warrants on a cash basis. Additionally, the Initial OrbiMed Warrants are subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrants, the exercise price of the Initial OrbiMed Warrants will be adjusted downward based on such issuance. As a result, if there are any such adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrants will be less than $1.25 million in the aggregate. On May 8, 2024, the reported sales price of our Common Stock was $9.66 per share and the last reported sales price of our Public Warrants was $0.97 per warrant, both of which are lower than the exercise price of the Warrants.
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
Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants. *
The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the Warrants at any given time. As of May 8, 2024, the last reported sales price of our Common Stock was $9.66 per share. So long as the trading price of our Common Stock is less than $11.50, meaning the Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, we believe that holders of the Warrants are unlikely to choose to exercise their Warrants. As a result, we may not receive any proceeds from the exercise of the Warrants.
Furthermore, to the extent that the Private Placement Warrants, Conversion Warrants, or OrbiMed Warrants are exercised on a “cashless basis,” we will not receive cash upon their exercise. A cashless exercise allows holders of such Warrants to convert the warrants into shares of our Common Stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the Private Placement Warrants, Conversion Warrants, or OrbiMed Warrants were exercised on a cash basis.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Standby Equity Purchase Agreement
As previously disclosed, in October 2023, we entered the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our common stock at our request, subject to terms and conditions specified in the SEPA. As of the date of this Quarterly Report, we have sold 750,000 shares of common stock under the Yorkville Purchase Agreement, raising $6.7 million. During the three months ended March 31, 2024, we sold 350,000 shares of common stock under the SEPA, raising $3.1 million. In April 2024, we sold 400,000 shares of common stock under the SEPA, raising $3.6 million. Yorkville represented to the Company, among other things, that it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act. The securities are being issued and sold by the Company to Yorkville in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	August 16, 2023
3.2	Amended and Restated Bylaws of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.2	August 16, 2023
3.3	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.3	August 16, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	001-39813	4.1	August 16, 2023
4.2	Specimen Warrant Certificate	Form 8-K	001-39813	4.2	August 16, 2023
4.3	Warrant Agreement, dated December 17, 2020, by and between MTAC and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	4.3	December 23, 2020
4.4	Registration Rights Agreement, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.
4.5	Warrant Certificate, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.
10.1+	Credit Agreement, dated April 30, 2024, by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.
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

+ Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to TriSalus Life Sciences, Inc. if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2024.

TriSalus Life Sciences, Inc.

By:	/s/ Sean Murphy
	Name:	Sean Murphy
	Title:	Chief Financial Officer