Form 10-Q
period 2024-06-30
TriSalus Life Sciences, Inc.
filed 2024-08-14
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 29,311,498 shares of common stock outstanding as of August 9, 2024.

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
•We are early in our pharmaceutical development efforts for, nelitolimod, and if we are unable to advance our product candidates, including nelitolimod, in clinical development for any reason (including due to lack of funding), obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business, results of operations, financial condition, and prospects may be materially adversely affected.
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

Part I - Financial Information
Item 1. Financial Statements
TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,481	$11,777
Accounts receivable	4,706	3,554
Inventory	3,443	2,545
Prepaid expenses	3,311	2,986
Total current assets	27,941	20,862
Property and equipment, net	1,830	2,091
Right-of-use assets	1,123	1,179
Intangible assets, net	1,113	1,127
Other assets	424	466
Total assets	$32,431	$25,725
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$1,976	$3,391
Accrued liabilities	9,407	10,556
Short-term lease liabilities	323	351
Other current liabilities	291	389
Total current liabilities	11,997	14,687
Long-term debt, net of unamortized discount and debt issuance costs	21,286	—
Revenue base redemption liability	715	—
Long-term lease liabilities	1,154	1,244
Contingent earnout liability	8,931	18,632
Warrant and SEPA liabilities	12,497	17,100
Total liabilities	56,580	51,663
Stockholders’ deficit:
Preferred stock, Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at June 30, 2024 and December 31, 2023, respectively; issued and outstanding, 4,015,002 shares at June 30, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at June 30, 2024 and December 31, 2023, respectively; issued and outstanding, 27,159,463 and 26,413,213 shares at June 30, 2024, and December 31, 2023, respectively.	2	2
Additional paid-in capital	241,777	222,437
Accumulated deficit	(265,928)	(248,377)
Total stockholders’ deficit	(24,149)	(25,938)
Total liabilities and stockholders’ deficit	$32,431	$25,725
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$7,364	$4,612	$13,821	$7,596
Cost of goods sold	912	772	1,883	1,434
Gross profit	6,452	3,840	11,938	6,162
Operating expenses:
Research and development	4,666	6,886	10,523	12,504
Sales and marketing	6,004	3,492	12,691	6,741
General and administrative	3,956	4,896	8,583	8,472
Loss from operations	(8,174)	(11,434)	(19,859)	(21,555)
Other income (expense):
Interest income	97	36	189	71
Interest expense	(877)	(4)	(880)	(9)
Loss on equity issuance	—	(4,225)	—	(4,189)
Extinguishment of tranche liability	—	621	—	—
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(9,016)	1,070	(6,495)	3,491
Change in fair value of contingent earnout liability	13,689	—	9,701	—
Other expense, net	(44)	(25)	(197)	(43)
Loss before income taxes	(4,325)	(13,961)	(17,541)	(22,234)
Income tax expense	(7)	(13)	(10)	(8)
Net loss available to common stockholders	$(4,332)	$(13,974)	$(17,551)	$(22,242)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(2,022)	$—	$(2,981)
Undeclared dividends on Series A preferred stock	$(801)	$—	$(1,602)	$—
Net loss attributable to common stockholders	$(5,133)	$(15,996)	$(19,153)	$(25,223)
Net loss per common share, basic and diluted	$(0.21)	$(35.84)	$(0.81)	$(59.79)
Weighted average common shares outstanding, basic and diluted	23,903,659	446,287	23,613,243	421,861
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
Six months ended June 30, 2024 and 2023
(unaudited, in thousands except share data)

	Six months ended June 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
At December 31, 2023	4,015,002	$—	26,413,213	$2	$222,437	$(248,377)	$(25,938)
Exercise of options	—	—	(4,941)	—	7	—	7
Stock-based compensation	—	—	—	—	1,086	—	1,086
Proceeds from sale of common stock	—	—	350,000	—	3,141	—	3,141
Net loss	—	—	—	—	—	(13,219)	(13,219)
March 31, 2024	4,015,002	$—	26,758,272	$2	$226,671	$(261,596)	$(34,923)
Exercise of options	—	—	1,191	—	5	—	5
Stock-based compensation	—	—	—	—	1,275	—	1,275
Proceeds from sale of common stock	—	—	400,000	—	3,602	—	3,602
Record exchange warrants	—	—	—	—	11,923	—	11,923
Record issuance costs	—	—	—	—	(1,699)	—	(1,699)
Net loss	—	—	—	—	—	(4,332)	(4,332)
June 30, 2024	4,015,002	$—	27,159,463	$2	$241,777	$(265,928)	$(24,149)

	Six months ended June 30, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
December 31, 2022	—	$—	347,926	$—	$10,028	$(186,358)	$(176,330)
Exercise of options	—	—	95,842	—	50	—	50
Stock-based compensation	—	—	—	—	74	—	74
Deemed dividend	—	—	—	—	959	(959)	—
Net loss	—	—	—	—	—	(8,268)	(8,268)
At March 31, 2023	—	$—	443,768	$—	$11,111	$(195,585)	$(184,473)
Exercise of options	—	—	185,809	—	16	—	16
Stock-based compensation	—	—	—	—	69	—	69
Deemed dividend	—	—	—	—	2,022	(2,022)	—
Net loss	—	—	—	—	—	(13,974)	(13,974)
At June 30, 2023	—	—	629,577	—	$13,218	$(211,581)	$(198,363)

See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2024 and 2023
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss available to common stockholders	$(17,551)	$(22,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	334
Reduction in the carrying amount of right-of-use assets	152	—
Change in fair value of warrants and SEPA liability	6,921	(3,491)
Change in fair value of Initial OrbiMed Warrants and revenue base redemption liabilities	(426)	—
Change in fair value of contingent earnout liability	(9,701)	—
Non-cash interest expense	151	—
Loss on equity issuance	—	4,189
Stock-based compensation expense	2,361	142
Loss on disposal of fixed assets	18	60
Amortization of debt issuance costs	267	—
Changes in operating assets and liabilities:
Accounts receivable	(1,152)	(537)
Inventory, net	(899)	(51)
Prepaid expenses	(2,025)	(266)
Deposits	43	—
Operating lease liabilities	(170)	59
Trade payables and accrued liabilities	(2,660)	2,064
Net cash used in operating activities	(24,289)	(19,739)
Cash flows from investing activities:
Purchases of property and equipment	(126)	(38)
Purchases of intellectual property and licenses	—	(66)
Net cash used in investing activities	(126)	(104)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	9,184
Proceeds from the issuance of common stock	6,743	—
Proceeds from exercise of preferred stock warrants	—	5,126
Debt issuance costs	(2,593)	—
Proceeds from the issuance of debt	25,000	—
Payments on finance lease liabilities	(43)	(43)
Proceeds from the exercise of stock options for common stock	12	66
Net cash provided by financing activities	29,119	14,333
Increase (decrease) in cash, cash equivalents and restricted cash	4,704	(5,510)
Cash, cash equivalents and restricted cash, beginning of period	12,127	9,664
Cash, cash equivalents and restricted cash, end of period	$16,831	$4,154

Supplemental disclosures of cash flow information:
Fair value of warrants issued with OrbiMed debt	$(811)	—
Fair value of revenue base redemption liability related to OrbiMed debt	$(729)	—
Fair value of warrants issued with Series B-2 preferred stock	$—	$14,701
Right-of-use assets obtained in exchange for new operating lease liabilities	$90	$—
Transfer of warrant liability to preferred stock upon exercise of warrants	$—	$12,082
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
Description of the Business
We are dedicated to the research, development, and commercialization of an innovative drug delivery technology platform and an immuno-oncology therapeutic, aimed at improving outcomes for patients with difficult-to-treat liver and pancreatic cancers. Our advanced technology is designed for use by interventional radiologists to enhance the delivery of therapeutics and improve patient outcomes.
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize therapeutic delivery for hepatocellular carcinoma, pancreatic cancer, and other solid liver tumors. Additionally, we are developing nelitolimod, a TLR9 agonist with the potential to bolster the immune system's response. We are developing and marketing a product line — PEDD infusion systems, in use today—and we are developing a drug product candidate, nelitolimod, which has demonstrated a potential to enhance immune system response, when delivered via PEDD, in the treatment of hepatocellular cancer, pancreatic cancer and other liver solid tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of systemic therapies. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed vessels in the tumor to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. PEDD with SmartValve has been shown in prospective and retrospective clinical studies and in multiple pre-clinical models to improve therapy uptake and tumor response. nelitolimod has a dual mechanism of action in solid tumors which includes the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells while simultaneously activating immune response and recruiting T-cells to the tumor, allowing checkpoint inhibitors to work more effectively.
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

We have funded operations to date principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination. Since inception of the Company in 2009 through June 30, 2024, we have issued for cash $164,364 of preferred stock (of which $36,854 was raised at the closing of the Business Combination, including issuance of Series A convertible preferred stock), which, along with $7,315 from common stock and $57,466 from convertible notes and warrants, has funded our accumulated deficit of $265,928. During the six months ended June 30, 2024, we raised $6,743 in cash through the sale of common stock under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA") and $12 from the exercise of stock options. See Note (13) Standby Equity Purchase Agreement for discussion of the SEPA.
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm. Under the terms of the Credit Agreement, we may borrow up to $50,000, of which we immediately drew $25,000, before expenses. The remaining debt is available in two increments of $10,000 and $15,000, subject to the achievement of certain revenue targets. See Note (14) Debt for further discussion.
As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $16,831. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $265,928 as of June 30, 2024. We expect that our existing cash and cash equivalents will not be sufficient to fund our projected liquidity requirements for the next 12 months from the issuance date of the financial statements. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025.
In accordance with ASC Topic 205-40, Presentation of Financial Statements, Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period. In evaluating our ability to continue as a going concern, management projected our cash flow sources and needs and evaluated the conditions and events that could raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements were issued. Management’s plans to address the conditions and events have considered our current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of these condensed consolidated financial statements as to whether we have the ability to fund future operations and meet our obligations as they become due in the normal course of business.
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. As described in Note (13) Standby Equity Purchase Agreement, we have the right but not the obligation to sell up to $30,000 of our Common Stock at our request under the SEPA, subject to terms and conditions specified in the agreement. During the six months ended June 30, 2024, we sold 750,000 shares of common stock under the SEPA, raising $6,743. In addition, as described in Note (14) Debt, in April 2024, we entered into a secured loan for up to $50,000, of which we immediately drew $25,000, before expenses. Outside of these agreements, there can be no assurance that we will be able to raise such additional financing or, if available, that such financing can be obtained on satisfactory terms. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring clinical trials and capital expenditures, and reducing other operating costs.
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

(2)    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The interim unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023, condensed consolidated balance sheet is derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2023. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized below.
We have modified the presentation of certain warrants. In previous filings, we reported the Working Capital Warrants in combination with the Private Warrants, calling them collectively the Private Warrants. For the current Quarterly Report on Form 10-Q, we have separated the Working Capital Warrants from the Private Placement Warrants.
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
In connection with the Business Combination, we assumed warrants to purchase common stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for both sets of warrants based on the trading price of the publicly held warrants. See Note (10) Warrants and (4) Financial Instruments for further discussion.
In connection with the $25,000 funded amount on the OrbiMed Closing Date (the "Initial OrbiMed Loan"), we issued the Initial OrbiMed Warrant, which we classified as a derivative liability due to failure to meet the equity classification criteria under ASC 815-40. We calculated the fair value of the Initial OrbiMed Warrant based on the Black-Scholes-Merton option pricing model. This model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We calculated the expected terms as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. Our common stock does not have sufficient trading history and, therefore, we used the historical volatility of the stock prices of similar publicly traded peer companies. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on the Company's common stock.
(b)Revenue Base Redemption Liability
We determined that we should bifurcate and separately recognize the Revenue Base Redemption Feature (see Note (14) Debt for further detail). We determined the value of the Revenue Base Redemption Feature using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method.
(c)Contingent Earnout Liability
In connection with the execution of the Merger Agreement, MTAC entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MedTech Acquisition Sponsor LLC (the "Sponsor”), Legacy TriSalus and MTAC’s directors and officers (the Sponsor and MTAC’s directors and officers, collectively, the “Sponsor Holders”). Pursuant to the Sponsor Support Agreement, 3,125,000 shares of common stock in the Company ("Common Stock") held by the Sponsor Holders immediately after the Closing Date (such shares, the “Sponsor Earnout Shares”) became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date (the “Earnout Period”). The Sponsor Earnout Shares are classified as a liability in the Company’s condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statements of operations. See Notes (9) Contingent Earnout Liability and (4) Financial Instruments and for further detail.
(d)Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30 million of shares of Common Stock at our request at any time during the 24 months following the execution of the SEPA, subject to certain conditions. We evaluated the contract that includes the right to require Yorkville to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. Each period, we analyze the terms of the freestanding put right and record the balance as a liability. Changes in the fair value are recognized in earnings.
(e)Use of Estimates
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
(f)Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred.
We are required to estimate our expenses resulting from our obligations under agreements with vendors, consultants, and contract research organizations, in connection with conducting R&D activities. The financial terms of these contracts are subject to negotiations, which vary from agreement to agreement and may result in payment flows that do not match the periods over which goods or services are provided. We reflect R&D expenses in our condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the agreements, along with the preparation of financial models, taking into account discussions with research and other key personnel as to the progress of studies or other services being performed. To date, we have had no material differences between our estimates of such expenses and the amounts actually incurred. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed
Recently Adopted Accounting Pronouncements
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
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the guidance on ASC Topic 718 by illustrating how to apply the scope guidance to determine whether a profit interest award should be accounted for as a shared-based payment arrangement under ASC 718 or another accounting standard (e.g., employee profit-sharing arrangement under ASC 710). The ASU aims to reduce the complexity diversity in practice by adding an example to ASC 718 that describes four fact patterns and illustrates how an entity evaluates common terms and characteristics of profit interests and similar awards to reach a conclusion about whether an award meets the scope conditions in ASC 718-10-15-3. The ASU is effective for all public entities for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concept Statements, which removes references to the Board's concepts statement from the FASB Accounting Standards Codification (the "Codification" or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” Before establishing the Codification in 2009, the FASB used or referred to the concepts statements as part of its standard setting. However, the Board is now removing those references since “references to the Concepts Statements in the Codification could imply that the Concepts Statements are authoritative." The amendment is effective for all public entities for fiscal years beginning after December 15, 2024. Those who adopt the amendments in an interim period would have to adopt them as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.
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

(4)    Financial Instruments
Our financial instruments consist of cash, cash equivalents, accounts receivable, trade payables, contingent earnout liability, and warrants to purchase preferred and common stock. The carrying values of these financial instruments (other than warrants and tranche and earnout liabilities, which are held at fair value) approximate fair value at June 30, 2024, and December 31, 2023. In general, asset and liability fair values are determined using the following categories:
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
Our warrant, earnout liabilities, SEPA, tranche, and revenue redemption feature are measured at fair value on a recurring basis.
At the Closing Date, we assumed warrants to purchase 14,266,605 shares of common stock for $11.50 (see Note (10) Warrants). Of these, 8,333,272 were traded publicly (the "Public Warrants"), 5,933,333 were privately held (the 4,933,333 "Private Placement Warrants" and 1,000,000 "Working Capital Warrants" and together with the Public Warrants, the "SPAC Warrants"). At the Closing Date, we determined the fair value of all the SPAC warrants to be $2,568 based on the closing price of $0.18 for the Public Warrants (Level 1).
At the Closing Date, we determined the fair value of the earnout liability to be $28,927 based on a Monte Carlo simulation of future trading prices for our common stock. See Note (9) Contingent Earnout Liability for further discussion.
The carrying amount of our outstanding SPAC warrants liabilities was $11,705 at June 30, 2024. The carrying amount of outstanding earnout liability was $8,931 at June 30, 2024. The carrying amount of the outstanding SEPA derivative liability was $394 at June 30, 2024. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $183 based on a scenario-based model. See Note (13) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $394 at June 30, 2024; we recorded the change in fair value in other income and expense, net.
In connection with the closing of the OrbiMed Credit Agreement on April 30, 2024, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with an exercise price of $9.5562 (the "Initial OrbiMed Warrant"). The Initial OrbiMed Warrant expires on April 30, 2031 (see Notes (10) Warrants and (14) Debt for more information on the OrbiMed Credit Agreement). The Initial OrbiMed Warrant is accounted for as a liability under ASC 815, Derivatives and Hedging, Contracts in Equity's Own Equity ("ASC 815-40"), as it provides settled provision that does not meet the requirements of the indexation guidance under ASC 815-40.
On May 24, 2024, we commenced an offer (the “Offer”) to all holders of Public Warrants, Private Placement Warrants and Working Capital Warrants (collectively, the "Exchange Warrants") to receive 0.30 shares of common stock of the Company in exchange for each Exchange Warrant tendered by the holder and exchanged pursuant to the Offer. The Offer expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11,924. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to APIC.
The Initial OrbiMed Warrant was measured at fair value at inception and is subsequently measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) within the Company's condensed statement of operations. We use a Black-Scholes option pricing model to estimate the fair value of the Initial OrbiMed Warrant, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company's control, including potential change in control outside of the Company's control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company's warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company's condensed statement of operations.
The following tables summarize the changes in fair value of our outstanding warrant liabilities, Exchange Warrants, contingent earnout liability, SEPA derivative liability, and revenue base redemption liability for the six months ended June 30, 2024 and 2023.

Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2024
Public Warrants - Level 1	$9,855	$4,068	$(11,068)	$2,855
Private Placement Warrants - Level 2	5,871	2,204	(855)	7,220
Working Capital Warrants - Level 2	1,190	440	—	1,630
Total	$16,916	$6,712	$(11,923)	$11,705

Exchange Warrants	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2024
Exchange Warrants (Equity-Classified) - Level 2	$—	$—	$11,923	$11,923

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2024
Contingent earnout liability	$18,632	$(9,701)	$—	$8,931
SEPA derivative liability	$185	$209	$—	$394
Initial OrbiMed Warrant liability	$—	$(413)	$811	$399
Revenue base redemption liability	$—	$(13)	$729	$715

Level 3 Liabilities	Fair Value at December 31, 2022	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Net Transfer In (Out) of Level 3	Fair Value at June 30, 2023
Warrant liabilities	$369	$(1)	$(106)	$—	$262
Series B-2 tranche liabilities	$4,702	$(2,241)	$(1,502)	$—	$959
Series B-3 warrant liabilities	$15,819	$(1,248)	$2,619	$—	$17,190
(5)    Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$16,481	$11,777
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$16,831	$12,127
Restricted cash of $350 is held by our bank to support our corporate credit card program.
(6)    Inventory
The components of inventory are summarized as follows:

	June 30, 2024	December 31, 2023
Raw materials	$901	$607
Finished goods	2,542	2,055
Reserve for obsolete inventory	—	(117)
Inventory	$3,443	$2,545

(7) Intangible Assets
Intangible assets consist entirely of patent costs that provide the Company with rights, titles, and interests in the development of certain processes, discoveries, and inventions with the right to commercialize that are probable of future economic benefits. Patent costs associated with pharmaceutical intellectual property are expensed as incurred as future economic benefits are not deemed to be probable. Intangible assets are recorded at cost and are amortized over the estimated life of the patents, based on the approval and expiration dates applicable to each patent — typically 20 years — on a straight-line basis. Amortization expense related to intellectual property for six months ended June 30, 2024 and 2023 was $13 and $22, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

2024	$25
2025	51
2026	51
2027	51
2028	51
Thereafter	884
$1,113
(8)    Accrued Liabilities
Accrued Liabilities consists of the following:

	June 30, 2024	December 31, 2023
Accrued liabilities - clinical trials	$3,706	$3,115
Accrued liabilities	2,763	2,790
Accrued bonus	1,664	3,736
Accrued vacation	351	327
Accrued payroll	386	557
Accrued employee benefits	500	—
Accrued taxes	37	31
Total accrued liabilities	$9,407	$10,556
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
The estimated fair value of the contingent earnout liability at the closing on August 10, 2023, was $28,927 based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $18,632 and $8,931 as of December 31, 2023 and June 30, 2024, respectively. This remeasurement resulted in the recording of a gain of $13,689 and $9,701 for the three and six months ended June 30, 2024, respectively, classified as change in fair value of contingent earnout liability in the Condensed Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	June 30, 2024	December 31, 2023
Current stock price	$5.52	$8.45
Expected share price volatility	65.0%	65.0%
Risk-free interest rate	4.4%	3.9%
Expected term (years)	4.11	4.60
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(10) Warrants
Warrants that have not been tendered for exchange and outstanding at June 30, 2024, and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Public Warrants	1,751,825	8,281,779
Private Placement Warrants	4,428,648	4,933,333
Working Capital Warrants	1,000,000	1,000,000
Initial OrbiMed Warrant	130,805	—
Exchange Warrants (Equity-Classified)	7,034,639	—
Total warrants	14,345,917	14,215,112
Public, Private Placement and Working Capital Warrant Liabilities
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
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2024, there were 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.
We determined that the Public Warrants, Private Placement Warrants, and Working Capital Warrants do not meet the criteria to be equity classified and should be recorded as liabilities. Our analysis concluded liability classification under ASC 815, Derivatives and Hedging, as these warrants include a provision that could allow cash settlement upon an event outside the control of the Company, and such event may not result in a change in control of the Company. As a result, the Private and Public Warrants do not meet the criteria for equity classification.
At the close of the Business Combination, the fair values of the Public Warrants, Private Placement Warrants, and Working Capital Warrants were $1,500, $888, and $180, respectively. As of June 30, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2,855, $7,219, and $1,630, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.
On May 24, 2024, we commenced (i) the Offer and (ii) the solicitation of consent (the “Consent Solicitation”) from holders of the Exchange Warrants to amend the Warrant Agreement, dated as of December 17, 2020 (the “Warrant Agreement” and such amendment, the “Warrant Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Exchange Warrants. The Warrant Amendment, to the extent approved by the requisite holders of each applicable class of Exchange Warrant, provides the Company the right to force the conversion of each Exchange Warrant subject to the Warrant Amendment into 0.27 shares of common stock of the Company.
The Offer and Consent Solicitation expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants, which represents approximately 78.8% and 10.2% of the outstanding warrants of each respective class. The Warrants were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. No Working Capital Warrants were tendered. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11,924. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to APIC, partially offset by issuance costs of $1,699. On July 1, 2024, we issued 2,110,366 shares of common stock in exchange for the Exchange Warrants.
The following table summarizes activity in the Public Warrants, Private Placement Warrants, Working Capital Warrants and Exchange Warrants in the six months ended June 30, 2024. There was no activity in the six months ended June 30, 2023.

Series	Balance at December 31, 2023	Exercises	Issuances	Retirements / Conversions	Balance at June 30, 2024
Public Warrants	8,281,779	—	—	(6,529,954)	1,751,825
Private Placement Warrants	4,933,333	—	—	(504,685)	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
Exchange Warrants (Equity-Classified)	—	—	—	7,034,639	7,034,639
Initial OrbiMed Warrant

In connection with the closing of the OrbiMed Credit Agreement, we also issued OrbiMed the Initial OrbiMed Warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with an exercise price of $9.5562, (the "Exercise Price"). The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
The Initial OrbiMed Warrant may be exercised in whole or in part, at any time prior to the Expiration Date (the "Exercise Period"), by either:
a.making a payment to the Company, in an amount in immediately available funds equal to the aggregate Exercise Price to be paid upon the exercise of the Initial OrbiMed Warrant; or
b.instructing the Company to withhold a number of Warrant Shares then issuable upon exercise of the Initial OrbiMed Warrant with an aggregate fair market value as of the exercise date equal to such aggregate Exercise Price to be paid upon the exercise of the Initial OrbiMed Warrant (the “Cashless Exercise”).
If either upon (i) the occurrence of the Expiration Date, or (ii) the date on which a Sale of the Company (defined in the Initial OrbiMed Warrant) is consummated pursuant to which the sole consideration payable to the Company or its stockholders in respect of such sale transaction consists of cash, marketable securities or a combination thereof, and the per share fair market value of a Warrant Share is greater than the exercise price, any portion of the Initial OrbiMed Warrant that remains unexercised on such date shall be deemed to have been exercised automatically pursuant to a Cashless Exercise (the “Automatic Cashless Exercise”).
Ownership Cap
The Holder in any circumstance cannot exercise the Initial OrbiMed Warrant if such exercise would result in the holder and its affiliates to own more than 9.99% of the Company's common stock (the “Ownership Cap”).
Adjustments
The Exercise Price and the number of Warrant Shares underlying the Initial OrbiMed Warrant are subject to certain anti-dilutive adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations, or substitutions. Additionally, the Exercise Price will be adjusted if shares (which include shares, options, and convertible securities settled in common stock) are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as "Warrant Adjustments.”
If the Company declares or pays a dividend or distribution on its outstanding common shares payable in cash, capital securities or other property, the Holder shall be entitled to receive, at the time such dividend or distribution is paid, without additional cost to the Holder, the total number and kind of cash, capital securities or other property which the Holder would have received had the Holder owned the Warrant Shares of record as of the date such dividend or distribution was paid (the “Pro-Rata Distribution”).
Transfers of Initial OrbiMed Warrant
The Initial OrbiMed Warrant may be transferred or assigned in whole or in part, subject to compliance with applicable federal and state securities laws.
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the Initial OrbiMed Warrant in a cashless manner (i.e. net share settlement) and not indexed to the Company's own stock, therefore, it is considered as a derivative instrument and will be classified as a liability and is subsequently measured at fair value with changes reported to earnings following the proceeds from the issuance of the Initial Term Loan.
The fair value of the Initial OrbiMed Warrant at June 30, 2024, and April 30, 2024, $399 and $811, respectively, was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	June 30, 2024	April 30, 2024
Expected term (years)	5	5
Risk free interest rate	4.3%	4.7%
Expected volatility	65.0%	65.0%
Dividend yield	0	0
Exercise price	$9.56	$9.56
Stock price	$5.52	$9.31
The inputs utilized by management to value the warrant liabilities are subjective. The assumptions used in calculating the fair value of the warrant liabilities represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liabilities may be materially different in the future.
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
Based on our full valuation allowance against the net deferred tax assets, our effective federal tax rate for the calendar year is zero, and we recorded an immaterial income tax expense in the six months ended June 30, 2024 and 2023. We continue to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believe a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If we conclude it is more likely than not that a portion, or all, of our deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. We evaluate the appropriateness of its valuation allowance on a quarterly basis.
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
Payments under the Dynavax purchase agreement consist of: (a) an upfront payment of $9,000, (b) milestone payments upon the achievement of certain development and commercial milestones, and (c) royalty payments based on aggregate annual net sales after nelitolimod receives Food and Drug Administration ("FDA") approval to be sold.
The milestone payments range from $1,000 to $10,000, triggered by development achievements for each of up to four indications. The development milestone payments cannot exceed $170,000. We have made milestone payments of $1,000 in September 2021, after initiating our clinical study of uveal melanoma liver metastases, June 2022, after initiating our clinical study for primary liver tumors, and August 2023, after initiating our clinical study for pancreatic cancer. In aggregate, the commercial milestones shall not exceed $80,000. We will also pay annual royalties at the rate of 10.0% for aggregate annual net sales less than or equal to $1,000,000 and 12.0% for aggregate annual net sales above that amount.

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
Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $30.0 million of Common Stock, par value $0.0001 per share, at the Company’s request any time during the commitment period commencing on October 2, 2023 (the “Effective Date”), and terminating on the first day of the month following the 24-month anniversary of the Effective Date. Each issuance and sale by the Company to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the average of the daily volume of the Common Stock on the Nasdaq Stock Market (“Nasdaq”) for the 10 trading days immediately preceding an Advance notice, or (ii) 1,000,000 shares of Common Stock. At the election of the Company, the shares will be issued and sold to Yorkville at a per-share price equal to: (i) 96.0% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), or (ii) 97.0% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on the Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the outstanding voting power or Common Stock. Further, Yorkville cannot purchase shares that would result in it acquiring more than 5,260,704 shares of Common Stock, which represents 19.99% of the outstanding Common Stock, as of the Effective Date of SEPA.
As described in Note (2) Summary of Significant Accounting Policies, the SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. The Company intends to utilize the SEPA to access capital to fund its operations. The Company did not issue any Advances during the year ended December 31, 2023.
The estimated fair value of the SEPA liability on December 31, 2023, was $185, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $394 as of June 30, 2024, and is classified within other long-term liabilities in the Condensed Consolidated Balance Sheets. This remeasurement resulted in the recognition of a loss of $209 for six months ended June 30, 2024, classified as change in fair value of SEPA, tranche and warrant liabilities in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	June 30, 2024	December 31, 2023
Expected draws	$13,000	$5,000
Expected probability of draws	90% - 100%	90%
Risk-free interest rate	5.5%	5.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $13,000 and $5,000, at June 30, 2024, and December 31, 2023, respectively, through the issuance of multiple separate advances under the Option 2 Pricing Period at June 30, 2024, and Option 1 Pricing Period at December 31, 2023;
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

During the three and six months ended June 30, 2024, we sold 400,000 and 750,000 shares of common stock under the SEPA, respectively, raising $3,602 and $6,743, respectively.
(14) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement with OrbiMed, a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth, and provide financial flexibility.
Pursuant to the to the Agreement, the lender agreed to provide a term loan facility to the borrower, in an aggregate principal amount of $50,000, as follows:
a.$25,000 funded on the OrbiMed Closing Date (the “Initial Term Loan”).
b.$10,000 term loan available at the election of the borrower, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $30,000 (the “First Delayed Draw Term Loan Commitment”). The First Delayed Draw Term Loan Commitment expires on June 30, 2025.
c.An additional $15,000 term loan available at the election of the borrower, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $50,000 (the “Second Delayed Draw Term Loan Commitment” and together with the First Delayed Draw Term Loan Commitment the “DDTL Commitments”). The Second Delayed Draw Term Loan Commitment expires on December 31, 2025.
The term loan will mature on April 30, 2029. On April 30, 2024, we borrowed the initial commitment amount, resulting in gross proceeds of $25,000.
The Credit Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply, at the election of OrbiMed, on all outstanding obligations during the occurrence and continuance of an event of default. OrbiMed can also declare all or a portion of the outstanding principal amount of the loan due and payable, and cancel any unmade draws. OrbiMed has not exercised its right under this clause, as there have been no such events.
Repayment
If the “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the Borrower will start repaying the outstanding principal amount of the Term Loans. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance principal amount of the Term Loans shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the Term Loans as aforementioned, is referred to as the “Revenue Base Redemption Feature.”

Test Dates (fiscal Quarter Ending)	Product Revenue Base for 12 months Period
September 30, 2024	$22,300
December 31, 2024	26,200
March 31, 2025	29,600
June 30, 2025	33,400
September 30, 2025	37,800
December 31, 2025	42,700
March 31, 2026	46,400
June 30, 2026 and each Fiscal Quarter ending thereafter	50,000
Repayment Premium
All repayments and prepayments of the Term Loans (other than on Maturity Date) shall be accompanied by the payment of the premium, which shall be determined based on the timing of the repayment as follows (the “Repayment Premium”):

Time of Repayment	Premium Rate
Within the first 12 months from the funding date of each respective loan.	3.0% plus the Make-Whole Amount (defined below) (1)
After the first 12 months but before the 24-month anniversary of the funding date of each respective loan.	3.0%
After the 24-month anniversary but before the 36-month anniversary of the funding date of each respective loan.	2.0%
After the 36-month anniversary but before the 48-month anniversary of the funding date of each respective loan.	1.0%
After the 48-month anniversary of the funding date of each respective loan.	0.0%

(1) “Make-Whole Amount” is equal to the sum of the remaining scheduled interest payments through the 12-month anniversary of the closing date of each respective loan.
Interest Rate and Payment
The interest rate is calculated as SOFR Rate for the interest period (which shall not be less than 4.0% (the “Floor”)) plus the 8.5% (the “Interest Rate”). Until the first full interest period after the 15 months anniversary of the OrbiMed Closing Date, 3.5% of the Interest Rate shall be designated as paid-in-kind interest, which is added to the outstanding principal amount of the Loans (the “PIK Interest”). However, the Borrower upon written notice can elect to pay all interest in cash, or to pay a percentage less than 3.5% as PIK Interest.
On and after occurrence of any Event of Default, until such Event of Default is cured, the Borrower is obligated to pay 4.0% in addition to the otherwise applicable Interest Rate (the “Default Rate”).
Interest payments (except PIK Interest) are due on the last day of the month. Whenever a prepayment is made on the principal of the Term Loans, the accrued interest on the amount prepaid is also due on such date.
Debt Related Fees
(1) Exit Fee
The Borrower on the repayment of the Term Loans is obligated to pay an additional fee equal to 4.0% of the of the principal amount being repaid. This applies whether the repayment is made on the Maturity Date, or under any other conditions specified in the Agreement (the “Exit Fee”).
(2) Commitment Fee
The Borrower on the funding date of the Term Loans, shall pay a commitment fee to the Lender, equal to 2.0% of the principal amount drawn (the “Commitment Fee”).
(3) Undrawn Fee
Every month, the Borrower is obligated to remit a fee to the Lender, calculated as 0.25% per annum of the total undrawn amount under the DDTL Commitments.
(4) Administrative Fee
The Borrower will pay to the Agent for its own account a quarterly loan administration fee of $10,000, payable in advance, with the first payment due and payable upon the OrbiMed Closing Date.
Increased Costs
If, at any time, any Lender incurs additional cost, reductions in any sum receivable by the Lender under the Agreement or reduction in the rate of return with respect to the Term Loans because of any change in applicable law or government rule including laws regarding capital adequacy, reserve requirements, taxes, or similar requirements, etc., (collectively, “Yield Adjustment Events”), the Borrower will pay the Lenders an additional amount to compensate the Lender for such increased costs or reduction in rate of return (the “Yield Protection Adjustment Feature”).
Taxes
Unless otherwise required by applicable law, any and all payments shall be made free and clear of and without deduction for any taxes; provided, that if any taxes shall be deducted (as required by law or otherwise) from such payments, then the Borrower or the withholding agent shall be entitled to make such deductions and shall timely pay the full amount deducted to the relevant government authority in accordance with applicable law.
If such taxes are Non-Excluded Taxes (as defined in the Agreement), then the sum payable by the Borrower shall be increased as necessary so that after all required deductions have been made, the Lenders receive an amount equal to the sum it would have received had no such deduction been made (the "Tax Gross-Up Feature”).
Warrant

In addition to issuing the Initial OrbiMed Warrant (see Note (10) Warrants for further discussion), on each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. If we fail to comply with certain of our obligations under the OrbiMed Registration Rights Agreement with respect to maintaining an effective registration statement covering shares of Common Stock underlying the OrbiMed Warrants, then the expiration date of an OrbiMed Warrant may be extended.
Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance.
Accounting Treatment
In accordance with ASC 470, Debt, we recorded the Initial Term Loan as long term debt, and recorded the costs incurred to obtain the loan as contra-debt. We incurred $2,593 in legal, origination and other fees to acquire the Credit Agreement. In addition, we determined that the Initial OrbiMed Warrant met the definition of a derivative under ASC 815, Derivatives and Hedging, and should be recorded as a liability, and that we should bifurcate and separately recognize the Revenue Base Redemption Feature. At April 30, 2024, we determined the initial value of the Initial OrbiMed Warrant was $811 using the Black-Scholes pricing model (see Note (10) Warrants for further discussion.). We determined the initial value of the Revenue Base Redemption Feature to be $729 using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method.
The proceeds related to the Credit Agreement with OrbiMed of $25,000 will be allocated first to the OrbiMed Warrants and to the Revenue Base Redemption Feature, in an amount equal to their respective fair value at the OrbiMed Closing Date. The OrbiMed Warrants and the Revenue Base Redemption will be remeasured subsequently, with changes recorded to expense at each remeasurement date. Any residual proceeds should be allocated to the Initial Term Loan, whereas the issuances should be allocated in proportion to the proceeds between the Initial Term Loan and the Initial Warrant.
During the three months ended June 30, 2024, we recognized interest of $596 related to the Initial Term Loan, of which $151 was recorded as PIK interest. The remaining $445 was paid in cash to OrbiMed. We also expensed $237 of the capitalized debt issuance costs, which was charged to non-cash interest, and we accreted $31 of the exit fee which will be due at the termination of the Initial Term Loan.
The following table summarizes activity within the Initial Term Loan for the six months ended June 30, 2024. There was no activity in the six months ended June 30, 2023.

Initial draw	$25,000
Debt issuance costs
Cash issuance costs	(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	237
PIK interest	151
Accretion of exit fee liability	31
Balance at June 30, 2024	$21,286
(15)    Convertible Preferred Stock
Series A Convertible Preferred Stock
At the Closing Date on August 10, 2023, we issued 4,015,002 shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40,150, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”).

As of June 30, 2024, the Company is authorized to issue up to 10,000,000 shares of preferred stock with 5,984,998 shares available for issuance. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of June 30, 2024, total undeclared cumulative dividends were $2,860. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
(iv)Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of June 30, 2024. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in Series A convertible preferred stock in the six months ended June 30, 2024. There was no activity in the six months ended June 30, 2023.

Series	Balance at December 31, 2023	Issuances	Balance at June 30, 2024
Series A convertible preferred stock (assuming maximum conversion)	25,237,155	—	25,237,155
Total convertible preferred stock	25,237,155	—	25,237,155
(16)    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the six months ended June 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2024	2023
Preferred stock	25,237,155	15,522,792
Preferred stock warrants	—	2,923,415
Common stock warrants	14,345,917	—
Restricted stock units	544,988	—
Options to purchase common stock	4,866,070	1,715,211
Shares issuable under the SEPA	4,510,704	—
Total	49,504,834	20,161,418
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
As of June 30, 2024, the balances under the two plans are below.

	June 30, 2024
	Authorized	Outstanding	Available for Issue
2009 Plan	1,553,852	1,553,852	—
2023 Plan	7,969,775	3,857,206	4,112,569
Total	9,523,627	5,411,058	4,112,569
2009 Equity Incentive Plan
As of June 30, 2024, there were in total 1,489,679 stock options and 64,173 RSUs issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan (see below). Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
As of June 30, 2024, we had unrecognized compensation expense of $758 and $499, respectively, for options and RSUs granted under the 2009 Plan. The June 30, 2024, balance will be recognized over a weighted average period of 1.4 years.
2023 Equity Incentive Plan
As of June 30, 2024, there were in total 3,376,391 stock options and 480,815 RSUs issued and outstanding under the 2023 Plan. Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2024, the authorized shares under the 2023 Plan increased by 2,385,694 shares to 7,970,702. Options for 927 shares of Common Stock were exercised during the six months ended June 30, 2024, reducing the authorized share total to 7,969,775. During the six months ended June 30, 2024, we granted 1,307,613 options, net of forfeitures, with a weighted average fair value of $9.11, and 480,815 restricted stock units, net of forfeitures, with a weighted average fair value of $9.48.
As of June 30, 2024, we had unrecognized compensation expense of $13,175 and $3,052, respectively, for options and RSUs granted under the 2023 Plan. The balance at June 30, 2024, will be recognized over a weighted average period of 3.3 years.
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
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. Initially, 1,396,252 shares of Common Stock were reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the Fully Diluted Common Stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2024, the authorized shares under ESPP increased by 954,278 shares to 2,350,530.
During the six months ended June 30, 2024, 41,663 shares were purchased in an offering under the ESPP which closed on June 30, 2024, raising $195. These shares were issued on July 2, 2024. A new offering began on July 1, 2024, and will close on December 31, 2024.
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
As part of the Business Combination, we entered into the Amended and Restated Registration Rights Agreement with certain investors in MedTech and Legacy TriSalus. Subject to certain requirements and customary conditions, we granted piggyback registration rights and demand registration rights to the parties thereto, agreed to pay certain expenses related to such registrations and agreed to indemnify the parties thereto against certain liabilities related to such registrations. Our registration obligations under the Amended and Restated Registration Rights Agreement will terminate with respect to any party thereto on the date that such party no longer holds any Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement). The Amended and Restated Registration Rights Agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities.
We are not a party to any legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.
(19) Leases
We have four property leases in effect as of June 30, 2024, which we account for as operating leases:
•A lease for our principal administrative and production facility at 6272 West 91st Avenue, Westminster, Colorado, which expires on December 31, 2026. This lease includes two options to extend the lease by five years each from the end of the then current term.

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
On July 17, 2024, we exercised one of the two options to extend the current lease for the Westminster facility for an additional period of five years commencing on January 1, 2027, and ending on December 31, 2031 ("Second Extended Lease Term"). All terms and conditions of the lease shall continue to apply during the Second Extended Lease Term. We will pay approximately $1,524 in rent during the Second Extended Lease Term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and for our audited financial statements and related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on April 11, 2024. Information included in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward Looking Statements.” As a result of many factors, including those factors set forth in the section captioned “Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.
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

Overview
We are dedicated to the research, development, and commercialization of an innovative drug delivery technology platform and an immuno-oncology therapeutic, aimed at improving outcomes for patients with difficult-to-treat liver and pancreatic cancers. Our advanced technology is designed for use by interventional radiologists to enhance the delivery of therapeutics and improve patient outcomes.
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize therapeutic delivery for hepatocellular carcinoma, pancreatic cancer, and other solid liver tumors. Additionally, we are pursuing the development of nelitolimod to illustrate how an immunotherapeutic--when administered via PEDD in combination with systemic treatment--can enhance the effectiveness of other therapeutics, ultimately leading to better patient responses. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
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
Recent Developments
SEPA Sales
During the six months ended June 30, 2024, we sold 750,000 shares of common stock under the SEPA, raising $6.7 million.
OrbiMed Credit Agreement
In April 2024 (the "OrbiMed Closing Date"), we entered into a credit agreement (the "OrbiMed Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm. The OrbiMed Credit Agreement provides for up to $50.0 million in senior secured term debt, of which (i) $25.0 million was made available to us on the Closing Date (the “Initial Commitment Amount”) and (ii) up to $10.0 million will be made available to us on or prior to June 30, 2025, and up to $15.0 million will be made available to us on or prior to December 31, 2025, in each case, subject to the satisfaction of certain revenue requirements (such additional commitment amounts, the “Delayed Draw Commitment Amount”). The term loan will mature on April 30, 2029. On April 30, 2024, we borrowed the Initial Commitment Amount, resulting in gross proceeds of $25.0 million.
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
Warrant Exchange Offering
On May 24, 2024, we announced the commencement of (i) our offer (the “Offer”) to all holders of each class of certain outstanding warrants (the “Warrants”), consisting of (a) our publicly-traded Warrants (the “Public Warrants”), (b) certain Warrants we issued in a private placement transaction occurring simultaneously with the closing of the Business Combination (the “Private Placement Warrants”) and (c) certain Warrants we issued for working capital requirements and payment of certain expenses (“Working Capital Warrants”), to receive 0.3 shares of our common stock in exchange for each Warrant tendered by the holder and exchanged pursuant to the Offer, and (ii) the solicitation of consents (the “Consent Solicitation”) from holders of the Warrants to amend the Warrant Agreement, dated as of December 17, 2020 (the “Warrant Agreement” and such amendment, the “Warrant Amendment”), by and between the Company and Continental Stock Transfer & Trust Company, which governs all of the Warrants. Pursuant to the Offer, we offered up to an aggregate of 4,264,532 shares of our common stock in exchange for the Warrants.
Pursuant to the terms of the Warrant Agreement, certain amendments, including the Warrant Amendment, require the vote or written consent of holders of at least a majority of the then outstanding (a) Public Warrants (such threshold, the “Public Warrant Consent Threshold”), (b) Private Placement Warrants with respect to modifications or amendments that apply to the Private Placement Warrants (such threshold, the “Private Placement Warrant Consent Threshold”) or any provision of the Warrant Agreement with respect to the Private Placement Warrants, including the Warrant Amendment, and (c) Working Capital Warrants with respect to modifications or amendments that apply to the Working Capital Warrants (such threshold, the “Working Capital Warrant Consent Threshold,”) or any provision of the Warrant Agreement with respect to the Working Capital Warrants, including the Warrant Amendment.
The Offer and Consent Solicitation expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants, which represented approximately 78.8% and 10.2% of the outstanding Warrants of each respective class. The Warrants were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. No Working Capital Warrants were tendered. On July 1, 2024, we issued 2,110,366 shares of common stock in exchange for the tendered Warrants.
Pursuant to the Consent Solicitation, the Company received the requisite approval to satisfy the Public Warrant Consent Threshold. The Company did not receive the approvals necessary to satisfy the Private Placement Warrant Consent Threshold or the Working Capital Warrant Consent Threshold. As a result, the Warrant Amendment was approved with respect to the Public Warrants but not the Private Placement Warrants or Working Capital Warrants.
Accordingly, on June 26, 2024, the Company and the Warrant Agent entered into the Warrant Amendment, which permits the Company to require that each Public Warrant that remains outstanding following the closing of the Offer be converted into 0.27 shares of Common Stock, which is a ratio 10% less than the exchange ratio applicable to the Offer. The Warrant Amendment has no effect on either the Private Placement Warrants or the Working Capital Warrants. Pursuant to the Warrant Amendment, the Company has the right to require the exchange of not less than all of the Public Warrants at any time while such Public Warrants are exercisable and prior to their expiration.
DELIVER Program
TriSalus is planning to unveil the DELIVER program, a series of clinical trials designed to evaluate the use of the TriNav system across a diverse range of complex patient populations, with the intent to further validate prior clinical studies that demonstrated the favorable clinical effects of the PEDD technology. This initiative aims to generate comprehensive data and solidify the evidence supporting TriNav's application in patients who might not be suitable candidates for traditional transarterial chemotherapy and radioembolization treatments. A key focus of the DELIVER program is to investigate the potential of combining use of the TriNav system with these therapies to enhance effectiveness and address resistance mechanisms in challenging cancers.

The Company expects to launch the program with its first clinical study, named "PROTECT" (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease). The goal of the trial is to highlight the advantages of this novel approach compared to conventional surgical methods.
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
The primary end-user customers for our products are hospitals, clinics, and physicians, to which we sell directly.
Cost of Goods Sold
Cost of goods sold primarily consists of raw materials, direct labor and manufacturing overhead costs related to production of TriNav.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin and overall profitability may in the future fluctuate from period to period based on several factors, such as the innovation initiatives we undertake, manufacturing costs and efficiencies.
Operating Expenses
Our operating expenses consist of R&D, sales and marketing and general and administrative expenses.
Research and Development
R&D expenses include engineering, regulatory, pre-clinical and clinical activities, including salaries, travel, materials purchased for R&D activities and patent expense. We expense R&D costs as incurred. We recognize expenses for certain development activities, such as preclinical studies and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.
R&D activities account for a significant portion of our operating expenses. We expect our R&D expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our manufacturing technologies, and clinical development of nelitolimod, expanding our R&D efforts, including hiring additional personnel to support our R&D efforts, and seeking regulatory approvals for our drug candidates that successfully complete clinical trials. In addition, drug candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, although we expect our R&D expenses to increase as nelitolimod advances into later stages of clinical development, we do not believe that it is possible at this time to accurately project total program-specific expenses through to commercialization.
Sales and Marketing
Sales and marketing expense consists primarily of salaries, commissions, travel and related business expenses for our sales force, which is principally engaged in physician education regarding the features and benefits of TriNav. We also incur expenses for attendance at medical society meetings, product promotions and marketing activities.
General and Administrative
General and administrative expense includes executive management, finance, information technology, human resources, business development, legal, one-time costs associated with the Business Combination, and the administrative and professional costs associated with those activities. General and administrative costs also include corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in production or

R&D expenses, as well as regulatory and professional fees for legal, accounting and other consulting services. We also record public company costs in general and administrative, including board expenses, insurance, audit fees, NASDAQ fees, and costs associated with public company financial reporting.
Loss on Equity Issuance
Loss on equity issuance represents the excess of the fair value of the warrants to purchase Series B-3 preferred stock and the Series B-2 tranche liabilities over the proceeds received from the Initial Preferred Stock Financing and subsequent tranche closings.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
Change in fair value of SEPA, Warrant, and Revenue Base Redemption liabilities represents the change in fair value at each reporting period of the SEPA, the Series B-2 tranche liabilities (with accompanying warrants to purchase Series B-3 preferred stock) that were issued in October 2022, the change in fair value of the SPAC Warrants we assumed in the Business Combination, and the change in fair value of the Initial OrbiMed Warrant issued in connection with the initial draw down under the OrbiMed Credit Agreement.
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
Income Tax Expense
Our income tax provision consists primarily of U.S. federal and state income taxes. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations:
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$7,364	$4,612	$13,821	$7,596
Cost of goods sold	912	772	1,883	1,434
Gross profit	6,452	3,840	11,938	6,162
Operating expenses:
Research and development	4,666	6,886	10,523	12,504
Sales and marketing	6,004	3,492	12,691	6,741
General and administrative	3,956	4,896	8,583	8,472
Loss from operations	(8,174)	(11,434)	(19,859)	(21,555)
Interest income	97	36	189	71
Interest expense	(877)	(4)	(880)	(9)
Loss on equity issuance	—	(4,225)	—	(4,189)
Extinguishment of tranche liability	—	621	—	—
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(9,016)	1,070	(6,495)	3,491
Change in fair value of contingent earnout liability	13,689	—	9,701	—
Other expense, net	(44)	(25)	(197)	(43)

Loss before income taxes	(4,325)	(13,961)	(17,541)	(22,234)
Income tax expense	(7)	(13)	(10)	(8)
Net loss available to common stockholders	$(4,332)	$(13,974)	$(17,551)	$(22,242)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(2,022)	$—	$(2,981)
Undeclared dividends on Series A preferred stock	$(801)	$—	$(1,602)	$—
Net loss attributable to common stockholders	$(5,133)	$(15,996)	$(19,153)	$(25,223)
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	12.4%	16.7%	13.6%	18.9%
Gross profit	87.6%	83.3%	86.4%	81.1%
Operating expenses:
Research and development	63.4%	149.3%	76.1%	164.6%
Sales and marketing	81.5%	75.7%	91.8%	88.7%
General and administrative	53.7%	106.2%	62.1%	111.5%
Loss from operations	(111.0)%	(247.9)%	(143.7)%	(283.8)%
Interest income	1.3%	0.8%	1.4%	0.9%
Interest expense	(11.9)%	(0.1)%	(6.4)%	(0.1)%
Loss on equity issuance	—%	(91.6)%	—%	(55.1)%
Extinguishment of tranche liability	—%	13.5%	—%	—%
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(122.4)%	23.2%	(47.0)%	46.0%
Change in fair value of contingent earnout liability	185.9%	—%	70.2%	—%
Other expense, net	(0.6)%	(0.5)%	(1.4)%	(0.6)%
Loss before income taxes	(58.7)%	(302.7)%	(126.9)%	(292.7)%
Income tax expense	(0.1)%	(0.3)%	(0.1)%	(0.1)%
Net loss available to common stockholders	(58.8)%	(303.0)%	(127.0)%	(292.8)%
Deemed dividend related to Series B-2 preferred stock down round provision	—%	(43.8)%	—%	(39.2)%
Undeclared dividends on Series A preferred stock	(10.9)%	—%	(11.6)%	—%
Net loss attributable to common stockholders	(69.7)%	(346.8)%	(138.6)%	(332.1)%
Comparison of the Three Months Ended June 30, 2024, and 2023
Revenue
Revenue increased by $2.8 million, or 59.7% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in revenue was due to an increase of $2.8 million in sales of TriNav.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.1 million, or 18.1% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $2.6 million, or 68.0% for the three months ended June 30, 2024, and gross margin increased to 87.6% from 83.3% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in gross profit was due primarily to the increase in sales volume. The increase in gross margin percentage was driven principally by increased manufacturing efficiencies due to improved production yields and additional production volume absorbing fixed overhead costs.

Operating Expenses
Research and Development
R&D expenses decreased by $2.2 million, or 32.2% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily driven by a $2.2 million reduction of clinical trial expenses related to nelitolimod. Higher payroll and travel expenses of $0.3 million were offset by lower expenses for consultants and production of nelitolimod.
Sales and Marketing
Sales and marketing expenses increased by $2.5 million, or 71.9%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily driven by higher payroll and travel expenses of $2.1 million due to increased headcount of sales and marketing personnel and $0.5 million due to increased consulting and professional fees.
General and Administrative
General and administrative expenses decreased by $0.9 million, or 19.2%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to expenses of $1.7 million incurred in the prior period for legal and consulting work in connection with the Business Combination that was not repeated this year. This decrease was partially offset by an increase of $0.8 million in headcount-related expenses, including travel.
Interest Income
Interest income increased by $0.1 million, or 169.4%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was due to additional interest received from the investment of our excess cash in short-term money market funds.
Interest Expense
Interest expense increased by $0.9 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was due to interest we began incurring on the OrbiMed loan.
Loss on Equity Issuance
There was no loss on equity issuance for the three months ended June 30, 2024, as compared to $4.2 million reported for the three months ended June 30, 2023.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant, and revenue base redemption liabilities resulted in a loss of $9.0 million in the three months ended June 30, 2024, compared to a gain of $1.1 million in the three months ended June 30, 2023, a difference of $10.1 million. The difference was primarily due to an increase in our projected use of the SEPA, an increase in the fair value of our warrant liabilities, which includes the issuance of the Initial OrbiMed Warrant, and additional embedded features in the Term Loan including revenue base redemption liability.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of earnout liability resulted in a gain of $13.7 million in the three months ended June 30, 2024, due to the lower market price of the underlying common stock. There was no contingent earnout liability for the three months ended June 30, 2023.
Other Expense, Net
Other income and expense, net, increased by $0.0 million, or 76.0%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to additional franchise taxes paid in the current period.

Comparison of the Six Months Ended June 30, 2024, and 2023
Revenue
Revenue increased by $6.2 million, or 82.0%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in revenue was due to an increase of $6.2 million in sales of TriNav.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.4 million, or 31.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $5.8 million, or 93.7%, for the six months ended June 30, 2024, and gross margin percent increased to 86.4% from 81.1% for the six months ended June 30, 2024, in each case as compared to the six months ended June 30, 2023. The increase in gross profit was due primarily to the increase in sales volume. The increase in gross margin percentage was driven principally by increased manufacturing efficiencies due to improved production yields and additional production volume absorbing fixed overhead costs.
Operating Expenses
Research and Development
R&D expenses decreased by $2.0 million, or 15.8%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease was primarily driven by a $3.0 million reduction in clinical trial expenses related to nelitolimod, which was partially offset by a $0.9 million increase in headcount-related expenses due to additional personnel in our R&D staff.
Sales and Marketing
Sales and marketing expenses increased by $6.0 million, or 88.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by higher payroll and travel expenses of $5.5 million due to increased headcount of sales and marketing personnel and $0.4 million of consulting expenses.
General and Administrative
General and administrative expenses increased by $0.1 million, or 1.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to increase in headcount-related expenses, including travel, of $1.7 million, largely offset by a $1.6 million decrease in professional services as costs incurred in 2023 related to the Business Combination were not repeated in the current period.
Interest Income
Interest income increased by $0.1 million, or 166.2%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to additional interest received from the investment of our excess cash in short-term money market funds.
Interest Expense
Interest expense increased by $0.9 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was due to interest we began incurring on the OrbiMed loan.
Loss on Equity Issuance
There was no loss on equity issuance for the six months ended June 30, 2024, as compared to $4.2 million reported for the six months ended June 30, 2023. The prior year loss was attributable to the issuance of Series B-2 preferred stock and the accompanying warrants to purchase Series B-3 preferred stock and related tranche obligations, which were valued in excess of the proceeds received as part of the transaction in 2023.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
The change in fair value of SEPA and warrant liabilities resulted in a loss of $6.5 million in the six months ended June 30, 2024, compared to a gain of $3.5 million in the six months ended June 30, 2023, a difference of $10.0 million. The difference was primarily due to an increase in our projected use of the SEPA, an increase in the fair value of our warrant liabilities, which includes the issuance of the Initial OrbiMed Warrant and additional embedded features in the Term Loan including revenue base redemption liabilities.
Change in Fair Value of Earnout Liabilities
The change in fair value of earnout liability resulted in a gain of $9.7 million in the six months ended June 30, 2024, due to the lower market price of the underlying common stock. There was no contingent earnout liability for the six months ended June 30, 2023.
Other Expense, Net
Other income and expense, net, increased by $0.2 million, or 358.1%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to additional franchise taxes paid in the current period.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $17.6 million for the six months ended June 30, 2024. We had cash and cash equivalents of approximately $16.5 million at June 30, 2024. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes, and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital. There can be no assurance that we will be able to raise such additional capital on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
During the six months ended June 30, 2024, we raised $6.7 million from the sale of 750,000 shares of common stock under the SEPA. In addition, in April 2024, we entered into the OrbiMed Credit Agreement providing for up to $50.0 million in senior secured term debt, of which we immediately drew $25.0 million, before expenses, Unless we are able to secure additional capital on favorable terms, we anticipate that we will have to further rely on the SEPA to continue to fund our operations. We expect that our existing cash and cash equivalents will not be sufficient to fund our projected liquidity requirements for at least the next 12 months from the date of this Quarterly Report. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report. See also “Funding Requirements” below.
Cash Flows
Comparison of the Six Months Ended June 30, 2024, and June 30, 2023
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(24,289)	$(19,739)
Net cash used in investing activities	(126)	(104)
Net cash provided by financing activities	29,119	14,333
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,704	$(5,510)
Cash Used in Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $24.3 million. The net cash used in operating activities consisted of net loss of $17.6 million, adjusted for non-cash charges totaling $0.1 million, primarily related to a loss on the adjustment of the fair value of warrants to purchase common stock of $6.9 million, depreciation of $0.4 million and share-based compensation of $2.4 million, partially offset by a gain on the adjustment of the fair value of the contingent earnout liability of $9.7 million. The change in net operating assets and liabilities decreased $6.9 million, due primarily to an increase in accounts receivable and inventory, an increase in prepaid expenses, and a decrease in accounts payable and accrued liabilities.

For the six months ended June 30, 2023, net cash used in operating activities was $19.7 million. The net cash used in operating activities consisted of net loss of $22.2 million, adjusted for non-cash charges totaling $1.2 million, primarily related to a loss on equity issuance of $4.2 million, depreciation and amortization of $0.3 million and stock-based compensation expense of $0.1 million, partially offset by a gain from the change in fair value of warrants to purchase preferred stock of $3.5 million. In addition, net operating assets and liabilities decreased $1.3 million driven by an increase in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities of $0.1 million for the six months ended June 30, 2024, was primarily due to purchases of property and equipment of $0.1 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $29.1 million for the six months ended June 30, 2024, consisted of $6.7 million from the sale of 750,000 shares of common stock under the SEPA and $22.4 million, net of expenses, from the initial draw down under the OrbiMed Credit Agreement.
Net cash provided by financing activities of $14.3 million for the six months ended June 30, 2023, consisted principally of proceeds from the issuance of Series B-2 preferred stock of $9.2 million, and proceeds from the exercise of warrants to purchase Series B-3 preferred stock of $5.1 million.
Funding Requirements
Our primary use of cash is to fund our operating expenses, which consist of sales and marketing expenses related to the growth of our sole commercial product TriNav, research, development and clinical expenses related to both TriNav and nelitolimod, as well as general and administrative expenses. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and conflicts in the Middle East. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of securities offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interest in our company may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the price of our securities. Additionally, we are subject to a number of affirmative and restrictive covenants pursuant to the OrbiMed Credit Agreement, which limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
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
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our unaudited condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of June 30, 2024.
Contractual Obligations and Commitments
Our contractual obligations as of June 30, 2024, include lease obligations of $1.5 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12 million as of June 30, 2024, and may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80 million upon achieving certain commercial milestones. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note (2) Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements accompanying this Quarterly Report. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2024, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2023, and our unaudited condensed consolidated financial statements for the six months ended June 30, 2024, management identified material weaknesses in our internal control over financial reporting with respect to:
(i)a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over:
1.financial reporting,
2.accounting for costs associated with the SEPA,
3.patent costs,
4.accounting for the Exchange Warrants,
5.accounting for the Credit Agreement with OrbiMed, including the Initial OrbiMed
Commitment Amount and the related derivative financial instruments, and
6.certain R&D accruals;
(ii)inadequate controls over the accounting and financial reporting for the Business Combination;
(iii)inadequate internal controls over the valuation of derivative financial instruments, including the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing, and the revenue base redemption liability associated with the Initial OrbiMed Commitment Amount; and
(iv)inadequate design and implementation of controls over the conversion of data from our legacy equity management system to our new system, and over the assumptions used to calculate fair value of certain equity awards to support the recognition of stock compensation expense.
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

Remediation Activities
To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity and quantity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures. Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of June 30, 2024, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
The material weaknesses discussed above will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO OUR BUSINESS
Risks Related to Our Financial Condition
We have a limited operating history, have incurred significant losses since our inception and anticipate incurring increasing expenses and continuing losses for the foreseeable future. *
We are a commercial-stage medical device and Phase I clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have incurred significant losses since inception, including net losses of $17.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $265.9 million. We anticipate incurring increasing research and development and general and administrative expenses related to our operations and transition into a public company for the foreseeable future. Losses will likely continue and may increase in the future as we continue to incur significant expenses related to drug development. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by clinical-stage pharmaceutical companies. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these efforts, it could have a material adverse effect on our business, financial condition or results of operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates. We cannot be certain that such additional financing will be available on terms favorable to us, or at all, which could limit our ability to grow and jeopardize our ability to continue our business operations. *

Based on our sales, operations, and research and development plans, we expect that our existing cash and cash equivalents, along with the proceeds from the Initial Commitment Amount we drew under the Credit Agreement, will not be sufficient to fund operations for at least the next 12 months from the issuance date of this Quarterly Report. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the commercialization of TriNav, clinical trials and other development, manufacturing and regulatory activities for TriNav, nelitolimod and our other product candidates, and discovery research and development. Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our cash balances, operating cash flow, and the proceeds from the OrbiMed Credit Agreement alone.
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
In addition, the OrbiMed Credit Agreement provides up to $10 million will be made available on or prior to June 30, 2025, and up to $15.0 million will be made available on or prior to December 31, 2025, in each case, subject to certain revenue requirements. If we are unable to achieve the revenue requirements by the applicable dates, we would be unable to borrow additional funds pursuant to the Loan Facility, which could negatively impact our ability to fund our operations.
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
•the extent of reimbursement by the Centers for Medicare & Medicaid Services (" CMS") for purchases of TriNav; and
•introduction of new products or procedures for delivering drugs into the tumor microenvironment that compete with TriNav.
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
Risks Related to Nelitolimod and Product Development
We are early in our pharmaceutical development efforts for nelitolimod, and if we are unable to advance our product candidates, including nelitolimod, in clinical development for any reason (including due to lack of funding), obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business, results of operations, financial condition and prospects may be materially adversely affected. *
We are in the early stages of our development efforts and have only one product candidate, nelitolimod, in early clinical development. We have initiated Phase 1 and Phase 1b clinical trials for this product candidate, each of which are focused on a different target indication, specifically: uveal melanoma, intrahepatic cholangiocarcinoma and hepatocellular carcinoma ("ICC" and "HCC"), and pancreatic cancer. Based on our review of the preliminary data regarding the ICC/HCC study, we do not intend to proceed to Phase II. We Our ability to generate product revenues from nelitolimod, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidate. The success of nelitolimod and any of our potential future product candidates will depend on several factors, including the following:
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
The success of our business depends in part on the successful development, regulatory approval, and commercialization of nelitolimod, as well as any other future product candidates, which may never occur. We have not yet succeeded in, and we may not succeed in, obtaining marketing approval for nelitolimod. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate any revenue from our pharmaceutical development efforts and this may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Use of toll-like receptor (TLR) agonist, including nelitolimod, may negatively impact the immune system. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue certain of our pre-clinical or clinical activities. *
Nelitolimod, an investigational agent in development, is a toll-like receptor 9 (TLR9) agonist which is believed to bind to the TLR9 receptors found on suppressive immune cells including myeloid-derived suppressor cells, antigen-presenting immune cells and other immune cells. TLRs play a key role in the innate immune system and create a bridge to adaptive immunity. It is believed that activating TLR9 primes immune cells to promote anti-tumor T-cells . If nelitolimod or any of our future product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue, or modify many of our clinical trials or our clinical trial strategy. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce the scope of or discontinue certain of our pre-clinical or clinical activities.
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
As of August 9, 2024, we had approximately 107 full-time employees, nine of whom hold advanced degrees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, research, drug development and regulatory affairs. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. In particular, we have experienced a very competitive hiring environment. Many of the other biotechnology and medical device companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time. The value to employees of stock options or other equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across the organization.
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
Even after a product candidate has been approved or cleared, the FDA and comparable governmental authorities subject such product to continuing review and regulatory requirements including, for example, the reporting of safety issues or adverse events associated with use of an approved drug or cleared or approved device.
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
•refusal to clear or approve pending applications or supplements to cleared or approved applications that we submit; requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization;
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
In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”).
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
If treatment guidelines for the cancer indications that we are targeting change or the standard of care evolves, We may need to redesign TriNav, the PRVI device or any product candidates and seek new clearances or approvals from the FDA for any approved products. Our 510(k) clearances from the FDA for TriNav, TriNav Large and the PRVI device are based on current treatment guidelines. If treatment guidelines change so that different treatments become desirable, the clinical utility of TriNav and the PRVI device could be diminished, and our business could suffer. Competition by other forms of cancer treatment, for example, the development of new and more efficacious systemic therapies, could reduce the use of regional therapy as a standard of care in certain indications. Changes in treatment guidelines or standard of care may also impact product coverage and/or reimbursement by payors.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes is limited. *
We have incurred losses during our history. Unused federal net operating losses (“NOLs”) for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state NOL carryforwards and certain state tax credits in tax years beginning after 2023 and before 2027.These factors could limit our ability to use our NOLs and other tax attributes, which could adversely affect our future cash flows or results of operations.
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
As of August 9, 2024, we owned at least 66 registered patents. Our issued U.S. patents expire between 2031 and 2040. All of our solely-owned granted U.S. and foreign patents that relate to composition of matter for nelitolimod expired in December 2023. Upon expiration of the patents covering nelitolimod, third parties, including other biopharmaceutical companies, will be able to obtain or use nelitolimod other than to the extent we have other patent protection. In addition, certain of our patents relating to the use of TriNav will expire beginning in 2031, with additional patents relating to TriNav expiring in 2036 and 2038. While we are seeking additional patent coverage, there can be no assurances that such additional patent protection will be granted, or, if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We also intend to apply for orphan drug designation and orphan designation for nelitolimod in the U.S. and EU, respectively, which, if granted, would extend the regulatory exclusivity period beyond the initial five years of regulatory exclusivity for a New Chemical Entity ("NCE") from the date of approval in the U.S. and beyond the eight years of data exclusivity from the date of approval in Europe; however, there can be no assurance that we will ever obtain approval or orphan drug exclusivity for such product candidates. Without patent protection of our product candidates, we may be open to competition from generic versions of such products. As of August 9, 2024, we have at least 79 pending patent applications and 14 U.S. provisional patent applications. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such drug products.
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

In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2022, and our unaudited condensed consolidated financial statements for the six months ended June 30, 2024, management identified material weaknesses in its internal control over financial reporting with respect (i) to a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting, accounting for costs associated with the SEPA, patent costs, accounting for the Exchange Warrants, accounting for the Credit Agreement with OrbiMed, including the Initial OrbiMed Commitment Amount and the related derivative financial instruments, and certain R&D accruals; ; (ii) inadequate controls over accounting and financial reporting for the Business Combination; (iii) to inadequate internal controls over the valuation of derivative financial instruments, including the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing; and the revenue base redemption liability associated with the Initial Commitment Amount; and (iv) inadequate controls of the conversion of data from our legacy equity management system to our new system and assumptions used to calculate fair value of certain equity awards; each described in more detail under the heading Part I — Item 4. Controls and Procedures elsewhere in this Quarterly Report.
Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of June 30, 2024, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
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
The price of our securities has been and may continue to be volatile. *
The price of our securities has been and may continue to be volatile. From August 11, 2023, the date following the Business Combination, through August 9, 2024, our common stock price has fluctuated from a low of $3.62 to a high of $12.00 per share, and the price of our Public Warrants has fluctuated from a low of $0.12 to a high of $1.20 per Public Warrant. The price of our Common Stock and Public Warrants may continue to fluctuate in the future due to a variety of factors, including, without limitation:
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
Our stockholders will be able to sell all of their securities held for so long as the Resale S-1 is in effect. Certain of our selling securityholders acquired the Common Stock at prices that are significantly lower than the current trading price of our Common Stock. Even if the trading price of our Common Stock falls to or significantly below the current trading price, certain of our securityholders may still have an incentive to sell and profit due to the nominal purchase prices paid by such selling securityholders, which are significantly lower than the purchase prices they paid.
Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. *
Following the closing of the offer and Consent Solicitation on July 1, 2024, there were approximately 1,751,825 Public Warrants to purchase an aggregate of 1,751,825 shares of Common Stock, 4,428,648 Private Placement Warrants to purchase an aggregate of 4,428,648 shares of Common Stock and 1,000,000 Conversion Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. The Private Placement Warrants and Conversion Warrants became exercisable on September 10, 2023, in accordance with the terms of the Warrant Agreement. The 130,805 Initial OrbiMed Warrant became exercisable on April 30, 2024. The exercise price of the remaining SPAC Warrants is $11.50 per share, or approximately $82.6 million in the aggregate, assuming none of the SPAC Warrants are exercised through “cashless” exercise. The exercise price of the Initial OrbiMed Warrant is $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. We have the unilateral right to reduce the exercise price of the SPAC Warrants, and may do so as a means of raising capital. Additionally, pursuant to the Warrant Amendment, we have the unilateral right to force conversion of the remaining 1,751,825 Public Warrants in exchange for 0.27 shares of Common Stock per Public Warrant. There is no guaranty that the warrant holders will exercise their Warrants at the current exercise price or any reduced exercise price. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. So long as the trading price for our Common Stock is less than $11.50 per share (or, if the exercise price is lowered, such lower exercise price), meaning the SPAC Warrants are “out of the money,” we believe holders of our SPAC Warrants that were issued will be unlikely to exercise their SPAC Warrants on a cash basis. Similarly, if the trading price of our Common Stock falls below $9.5562, meaning the Initial OrbiMed Warrant would be “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant on a cash basis. Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance. As a result, if there are any such adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrant will be less than $1.25 million in the aggregate. On August 9, 2024, the reported sales price of our Common Stock was $5.66 per share and the last reported sales price of our Public Warrants was $1.30 per warrant, both of which are lower than the exercise price of the Warrants.
To the extent such Warrants are exercised, or we force the conversion of the Public Warrants, additional Common Stock will be issued, which will result in dilution to the holders of Common Stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Common Stock.
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
Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants. *
The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the Warrants at any given time. As of August 9, 2024, the last reported sales price of our Common Stock was $5.66 per share. So long as the trading price of our Common Stock is less than $11.50, meaning the SPAC Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, we believe that holders of the SPAC Warrants are unlikely to choose to exercise their SPAC Warrants. Similarly, so long as the trading price for our Common Stock is less than $9.5562, meaning the Initial OrbiMed Warrant is “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant. As a result, we may not receive any proceeds from the exercise of the Warrants.
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
As previously disclosed, in October 2023, we entered the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our common stock at our request, subject to terms and conditions specified in the SEPA. During the three and six months ended June 30, 2024, we sold 400,000 and 750,000 shares of common stock under the SEPA, respectively, raising $3.6 million and $6.7 million, respectively. Yorkville represented to the Company, among other things, that it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act. The securities are being issued and sold by the Company to Yorkville in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	August 16, 2023
3.2	Amended and Restated Bylaws of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.2	August 16, 2023
3.3	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.3	August 16, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	001-39813	4.1	August 16, 2023
4.2	Specimen Warrant Certificate	Form 8-K	001-39813	4.2	August 16, 2023
4.3	Warrant Agreement, dated December 17, 2020, by and between MTAC and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	4.1	December 23, 2020
4.4	Registration Rights Agreement, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	4.4	May 15, 2024
4.5	Warrant Certificate, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	4.5	May 15, 2024
4.6	Amendment No. 1 to Warrant Agreement, dated June 26, 2024, by and between the Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	10.1	June 27, 2024
4.7	Description of Securities
10.1+	Credit Agreement, dated April 30, 2024, by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	10.1	May 15, 2024
10.2	Second Amendment to Lease of Space dated July 17, 2024, by and between TriSalus Life Sciences, Inc. and BPAZ Holdings 14, LLC.
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to TriSalus Life Sciences, Inc. if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2024.

TriSalus Life Sciences, Inc.

By:	/s/ Sean Murphy
	Name:	Sean Murphy
	Title:	Chief Financial Officer