Form 10-Q
period 2024-09-30
TriSalus Life Sciences, Inc.
filed 2024-11-14
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 30,493,137 shares of common stock outstanding as of November 8, 2024.

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
•We are early in our pharmaceutical development efforts for nelitolimod, and if we are unable to advance our product candidates, including nelitolimod in clinical development for any reason (including due to lack of funding), obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business, results of operations, financial condition, and prospects may be materially adversely affected.
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

Part I - Financial Information
Item 1. Financial Statements
TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,288	$11,777
Accounts receivable	4,912	3,554
Inventory	3,999	2,545
Prepaid expenses	3,609	2,986
Total current assets	23,808	20,862
Property and equipment, net	1,818	2,091
Right-of-use assets	1,427	1,179
Other assets	424	466
Total assets	$27,477	$24,598
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$1,446	$3,391
Accrued liabilities	7,877	10,556
Short-term lease liabilities	266	351
Other current liabilities	329	389
Total current liabilities	9,918	14,687
Long-term debt, net of unamortized discount and debt issuance costs	21,678	—
Revenue base redemption liability	426	—
Long-term lease liabilities	1,506	1,244
Contingent earnout liability	6,571	18,632
Warrant and SEPA liabilities	7,812	17,100
Total liabilities	47,911	51,663
Stockholders’ deficit:
Preferred stock, Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at September 30, 2024 and December 31, 2023, respectively; issued and outstanding, 3,985,002 and 4,015,002 shares at September 30, 2024, and December 31, 2023, respectively.	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at September 30, 2024 and December 31, 2023, respectively; issued and outstanding, 30,469,664 and 26,413,213 shares at September 30, 2024, and December 31, 2023, respectively.	3	2
Additional paid-in capital	249,004	222,437
Accumulated deficit	(269,441)	(249,504)
Total stockholders’ deficit	(20,434)	(27,065)
Total liabilities and stockholders’ deficit	$27,477	$24,598
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$7,349	$5,193	$21,170	$12,790
Cost of goods sold	1,004	589	2,887	2,023
Gross profit	6,345	4,604	18,283	10,767
Operating expenses:
Research and development	4,219	9,506	14,729	22,066
Sales and marketing	6,138	4,689	18,829	11,430
General and administrative	4,727	9,025	13,310	17,498
Loss from operations	(8,739)	(18,616)	(28,585)	(40,227)
Other income (expense):
Interest income	158	116	347	187
Interest expense	(1,142)	(4)	(2,022)	(13)
Loss on equity issuance	—	—	—	(5,691)
Extinguishment of tranche liability	—	19	—	1,520
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	4,974	(2,831)	(1,521)	660
Change in fair value of contingent earnout liability	2,360	19,904	12,061	19,904
Other expense, net	(13)	(13)	(210)	(56)
Loss before income taxes	(2,402)	(1,425)	(19,930)	(23,716)
Income tax benefit (expense)	3	—	(7)	(8)
Net loss available to common stockholders	$(2,399)	$(1,425)	$(19,937)	$(23,724)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$—	$—	$(2,981)
Undeclared dividends on Series A preferred stock	$(803)	$(458)	$(2,405)	$(458)
Net loss attributable to common stockholders	$(3,202)	$(1,883)	$(22,342)	$(27,163)
Net loss per common share, basic and diluted	$(0.12)	$(0.14)	$(0.91)	$(5.72)
Weighted average common shares outstanding, basic and diluted	26,501,597	13,173,422	24,588,500	4,749,849
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
Nine months ended September 30, 2024 and 2023
(unaudited, in thousands except share data)

	Nine months ended September 30, 2024
	Preferred stock		Common stock			Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2023	4,015,002	$—	26,413,213		$2	$222,437	$(249,504)	$(27,065)
Exercise of options	—	—	(4,941)	(1)	—	7	—	7
Stock-based compensation	—	—	—		—	1,086	—	1,086
Proceeds from sale of common stock	—	—	350,000		—	3,141	—	3,141
Net loss	—	—	—		—	—	(13,206)	(13,206)
At March 31, 2024	4,015,002	$—	26,758,272		$2	$226,671	$(262,710)	$(36,037)
Exercise of options	—	—	1,191		—	5	—	5
Stock-based compensation	—	—	—		—	1,275	—	1,275
Proceeds from sale of common stock	—	—	400,000		—	3,602	—	3,602
Record exchange warrants	—	—	—		—	11,923	—	11,923
Record issuance costs	—	—	—		—	(1,699)	—	(1,699)
Net loss	—	—	—		—	—	(4,332)	(4,332)
At June 30, 2024	4,015,002	$—	27,159,463		$2	$241,777	$(267,042)	$(25,263)
Exercise of options	—	—	660		—	2	—	2
Stock-based compensation	—	—	—		—	1,383	—	1,383
Proceeds from sale of common stock	—	—	1,166,530		1	5,842	—	5,843
Issuance of common stock for exchange warrants	—	—	2,110,366		—	—	—	—
Preferred stock conversion	(30,000)	—	32,645		—	—	—	—
Net loss	—	—	—		—	—	(2,399)	(2,399)
At September 30, 2024	3,985,002	$—	30,469,664		$3	$249,004	$(269,441)	$(20,434)

(1) Amount reflects 2,906 shares issued for option exercises and 7,847 shares returned from options exercised in 2023 to correct clerical error.

	Nine months ended September 30, 2023
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
December 31, 2022	—	$—	347,926	$—	$10,028	$(186,358)	$(176,329)
Exercise of options	—	—	95,842	—	50	—	50
Stock-based compensation	—	—	—	—	73	—	73
Deemed dividend	—	—	—	—	959	(959)	—
Net loss	—	—	—	—	—	(8,313)	(8,313)
At March 31, 2023	—	$—	443,769	$—	$11,110	$(195,630)	$(184,519)
Exercise of options	—	—	4,592	—	16	—	16
Stock-based compensation	—	—	—	—	69	—	69
Deemed dividend	—	—	—	—	2,022	(2,022)	—
Net loss	—	—	—	—	—	(13,985)	(13,985)
At June 30, 2023	—	$—	448,361	$—	$13,217	$(211,637)	$(198,419)
Exercise of options	—	$—	50,646	$—	$29	$—	$29
Stock-based compensation	—	—	—	—	259	—	259
Impact of Business Combination
Conversion of redeemable convertible preferred stock into common stock in connection with the Business Combination	—	—	21,500,867	2	204,234	—	204,236
Assumption of warrants to purchase common stock in connection with the Business Combination	—	—	—	—	(2,568)	—	(2,568)
Issuance of common stock upon closing the Business Combination, net of expenses	—	—	4,316,808	—	957	—	957
Contingent earnout liability recognized upon closing of the Business Combination	—	—	—	—	(28,927)	—	(28,927)
Assumption of preferred stock in connection with the Business Combination	4,015,002	1	—	—	34,150	—	34,151
Net loss	—	—	—	—	—	(1,425)	(1,425)
At September 30, 2023	4,015,002	$1	26,316,682	$2	$221,351	$(213,062)	$8,292

See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2024 and 2023
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss available to common stockholders	$(19,937)	$(23,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	551	490
Reduction in the carrying amount of right-of-use assets	233	130
Change in fair value of warrants, tranche and SEPA liability	2,311	(660)
Change in fair value of Initial OrbiMed Warrants and revenue base redemption liabilities	(790)	—
Change in fair value of contingent earnout liability	(12,061)	(19,904)
Non-cash interest expense	377	—
Loss on equity issuance	—	5,691
Extinguishment of tranche liability	—	(1,520)
Stock-based compensation expense	3,744	402
Loss on disposal of fixed assets	18	60
Amortization of debt issuance costs	434	—
Milestone payments to Dynavax	—	1,000
Changes in operating assets and liabilities:
Accounts receivable	(1,358)	(1,477)
Inventory	(1,455)	(158)
Prepaid expenses	(2,323)	1,041
Deposits	43	—
Operating lease liabilities	(238)	(202)
Trade payables and accrued liabilities	(4,685)	(2,570)
Net cash used in operating activities	(35,136)	(41,401)
Cash flows from investing activities:
Purchases of property and equipment	(295)	(216)
Milestone payments to Dynavax	—	(1,000)
Net cash used in investing activities	(295)	(1,216)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	9,189
Proceeds from the issuance of common stock	12,586	—
Proceeds from exercise of preferred stock warrants	—	9,630
Proceeds from Business Combination	—	36,854
Offering costs related to Business Combination	—	(1,116)
Debt issuance costs	(2,593)	—
Proceeds from the issuance of debt	25,000	—
Payments on finance lease liabilities	(65)	(65)
Proceeds from the exercise of stock options for common stock	14	94
Net cash provided by financing activities	34,942	54,586
(Decrease) increase in cash, cash equivalents and restricted cash	(489)	11,969
Cash, cash equivalents and restricted cash, beginning of period	12,127	9,664
Cash, cash equivalents and restricted cash, end of period	$11,638	$21,633

Supplemental disclosures of cash flow information:
Fair value of warrants issued with OrbiMed debt	$325	$—
Fair value of revenue base redemption liability related to OrbiMed debt	$425	$—

Fair value of warrants issued with Series B-2 preferred stock	$—	$14,701
Right-of-use assets obtained in exchange for new operating lease liabilities	$464	$—
Transfer of warrant liability to preferred stock upon exercise of warrants	$—	$12,082
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
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize therapeutic delivery for hepatocellular carcinoma, pancreatic cancer, and other solid liver tumors. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed vessels in the tumor to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. PEDD with SmartValve has been shown in prospective and retrospective clinical studies and in multiple pre-clinical models to improve therapy uptake and tumor response. Additionally, we are developing a drug product candidate, nelitolimod (A TLR9 agonist), which has demonstrated a potential to enhance immune system response, when delivered via PEDD, in the treatment of pancreatic cancer and other liver solid tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of systemic therapies. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression. Nelitolimod has a dual mechanism of action in solid tumors which includes the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells while simultaneously activating immune response and recruiting T-cells to the tumor, allowing checkpoint inhibitors to work more effectively. We have initiated Phase 1 and Phase 1b clinical trials for this nelitolimod, each of which are focused on a different target indication, specifically: uveal melanoma, intrahepatic cholangiocarcinoma and hepatocellular carcinoma ("ICC" and "HCC"), and pancreatic cancer. Based on our review of the preliminary data regarding the ICC/HCC studies, we do not intend to proceed to Phase II trials for those indications. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-3 clinical trial in pancreatic cancer is continuing with additional patient enrollment and we anticipate data from the study will be available in sometime in 2025, depending on when patient enrollment and treatment is completed.
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
We believe the full potential of our technology can be realized through the combination of our drug delivery technology with therapeutics. In July 2020, we acquired our first immune-oncology drug, nelitolimod, and began clinical development of nelitolimod for treatment of liver and pancreatic cancers.
We have funded operations to date principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination. Since inception of the Company in 2009 through September 30, 2024, we have issued for cash $164,364 of preferred stock (of which $36,854 was raised at the closing of the Business Combination from issuance of Series A convertible preferred stock), which, along with $13,159 from common stock and $57,466 from convertible notes and warrants, has funded our accumulated deficit of $269,441. During the nine months ended September 30, 2024, we raised $12,390 in cash through the sale of common stock under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA") and $14 from the exercise of stock options. See Note (12) Standby Equity Purchase Agreement for discussion of the SEPA.
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm. Under the terms of the Credit Agreement, we may borrow up to $50,000, of which we immediately drew $25,000, before expenses. The remaining debt is available in two increments of $10,000 and $15,000, subject to the achievement of certain revenue targets. See Note (13) Debt for further discussion.
As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $11,638. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $269,441 as of September 30, 2024. We expect that our existing cash and cash equivalents will not be sufficient to fund our projected liquidity requirements for the next 12 months from the issuance date of the condensed financial statements. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025.
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
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. As described in Note (12) Standby Equity Purchase Agreement, we have the right but not the obligation, to sell up to $30,000 of our Common Stock at our request under the SEPA, subject to terms and conditions specified in the agreement. During the nine months ended September 30, 2024, we sold 1,874,867 shares of common stock under the SEPA, raising $12,390. In addition, as described in Note (13) Debt, in April 2024, we drew $25,000, before expenses, under the Credit Agreement. Outside of these agreements, there can be no assurance that we will be able to raise such additional financing or, if available, that such financing can be obtained on satisfactory terms. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring clinical trials and capital expenditures, and reducing other operating costs.
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
(2)    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The interim unaudited condensed consolidated financial statements are comprised of the condensed financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023, condensed consolidated balance sheet is derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2023. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized below.
We have modified the presentation of certain warrants. In previous filings, we reported the Working Capital Warrants in combination with the Private Warrants, calling them collectively the Private Warrants. For the current Quarterly Report on Form 10-Q, we have separated the Working Capital Warrants from the Private Placement Warrants.
(a)Revision of Previously Issued Financial Statements
In connection with the preparation for the condensed consolidated financial statements for the period ended September 30, 2024, we identified errors in our previously filed consolidated financial statements and unaudited quarterly condensed consolidated financial statements relating to incorrectly capitalizing the costs of obtaining and maintaining patents.
In accordance with Staff Accounting Bulletins (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we assessed the materiality of these errors to our previously issued and current year consolidated financial statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded the errors were not material to our previously issued annual or interim condensed consolidated financial statements.
The following table summarize the effects of the revision on our previously issued consolidated financial statements for prior year ended December 31, 2023, and for the nine months ended September 30, 2024 (in thousands, except net loss per share) for associated activity all of which occurred through March 31, 2024:

	As Previously Stated	Adjustments	As Revised
Consolidated Balance Sheet	12/31/23	12/31/23	12/31/23
Intangible assets, net	$1,127	$(1,127)	$—
Total assets	25,725	(1,127)	24,598
Accumulated deficit	(248,377)	(1,127)	(249,504)
Total Stockholders' deficit	$(25,938)	$(1,127)	$(27,065)

Condensed Consolidated Statement of Operations	As Previously Stated	Adjustments	As Revised
Three Months Ended September 30, 2023
Research and development expenses	$9,367	$139	$9,506
Loss from operations	(18,477)	(139)	(18,616)
Net loss available to common stockholders	(1,286)	(139)	(1,425)
Net Loss attributable to common stockholders	(1,744)	(139)	(1,883)
Net Loss per share, basic and diluted	$(0.13)	$(0.01)	$(0.14)

Nine Months Ended September 30, 2023
Research and development expenses	$21,871	$195	$22,066
Loss from operations	(40,032)	(195)	(40,227)
Net loss available to common stockholders	(23,529)	(195)	(23,724)
Net Loss attributable to common stockholders	(26,968)	(195)	(27,163)
Net Loss per share, basic and diluted	$(5.68)	$(0.04)	$(5.72)

Three Months Ended March 31, 2024
Research and development expenses	$5,857	(13)	$5,844
Loss from operations	(11,685)	13	(11,672)
Net loss available to common stockholders	(13,219)	13	(13,206)
Net Loss attributable to common stockholders	(14,020)	13	(14,007)
Net Loss per share, basic and diluted	$(0.60)	—	$(0.60)

Condensed Consolidated Statement of Cash Flows	As Previously Stated	Adjustments	As Revised

Nine Months Ended September 30, 2023
Net loss	$(23,529)	$(195)	$(23,724)
Depreciation and amortization	500	(10)	490
Net cash used in operating activities	(41,196)	(205)	(41,401)
Cash paid for intellectual property and licenses	(205)	205	—
Net cash used in investing activities	$(1,421)	$205	$(1,216)

Three Months Ended March 31, 2024
Net loss	$(13,219)	$13	$(13,206)
Depreciation and amortization	188	(13)	175
Net cash used in operating activities	(10,867)	—	(10,867)

(b)Warrants Liabilities
Freestanding financial instruments that permit the holder to acquire shares that are either puttable by the holder, redeemable or contingently redeemable are required to be reported as liabilities in the condensed consolidated financial statements. We present such liabilities on the balance sheets at their estimated fair values. Changes in fair value of the liability are calculated each reporting period, and any change in value are recognized in the condensed consolidated statements of operations.
In connection with the Business Combination, we assumed warrants to purchase common stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for all of the warrants based on the trading price of the publicly held warrants. See Note (9) Warrants and (4) Financial Instruments for further discussion.
In connection with the $25,000 funded amount on the OrbiMed Closing Date (the "Initial OrbiMed Loan"), we issued the Initial OrbiMed Warrant, which we classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-40. We calculated the fair value of the Initial OrbiMed Warrant based on the Black-Scholes-Merton option pricing model. This model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We calculated the expected terms as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. Our common stock does not have sufficient trading history and, therefore, we used the historical volatility of the stock prices of similar publicly traded peer companies. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on the Company's common stock.
(c)Revenue Base Redemption Liability
We determined that we should bifurcate and separately recognize the Revenue Base Redemption Feature (see Note (13) Debt for further detail). We determined the value of the Revenue Base Redemption Feature using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method.
(d)Contingent Earnout Liability
In connection with the execution of the Merger Agreement, MTAC entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MedTech Acquisition Sponsor LLC (the "Sponsor”), Legacy TriSalus and MTAC’s directors and officers (the Sponsor and MTAC’s directors and officers, collectively, the “Sponsor Holders”). Pursuant to the Sponsor Support Agreement, 3,125,000 shares of common stock in the Company ("Common Stock") held by the Sponsor Holders immediately after the Closing Date (such shares, the “Sponsor Earnout Shares”) became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date (the “Earnout Period”). The Sponsor Earnout Shares are classified as a liability in the Company’s condensed consolidated balance sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the condensed consolidated statements of operations. See Notes (8) Contingent Earnout Liability and (4) Financial Instruments and for further detail.
(e)Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of shares of Common Stock at our request at any time during the 24 months following the execution of the SEPA, subject to certain conditions. We evaluated the contract that includes the right to require Yorkville to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. Each period, we analyze the terms of the freestanding put right and record the balance as a liability. Changes in the fair value are recognized in earnings.
(f)Use of Estimates
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

(g)Research and Development
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
(h)Segment Reporting
Our Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. Accordingly, we have determined that we operate as a single reportable segment. All of our long-lived assets are located in the United States. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the condensed consolidated financial statements.
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
Pursuant to the terms of the Merger Agreement, the existing stockholders of Legacy TriSalus exchanged their equity holdings at an exchange ratio of 0.02471853 (the “Exchange Ratio”) for an aggregate of 21,999,886 shares of our Common Stock. In addition, MTAC had previously issued public warrants and private placement warrants (collectively, the “MTAC Warrants”) as part of its initial public offering in November 2020. None of the terms of the MTAC Warrants were modified as a result of the Business Combination. See Note (9) Warrants for additional discussion of the warrants.
(4)    Financial Instruments
Our financial instruments consist of cash, cash equivalents, accounts receivable, trade payables, contingent earnout liability, revenue base redemption derivative liability, and warrants to purchase preferred and common stock. The carrying values of these financial instruments (other than warrants and tranche, earnout liabilities and revenue base redemption derivative liabilities, which are held at fair value) approximate fair value at September 30, 2024, and December 31, 2023. In general, asset and liability fair values are determined using the following categories:
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

Our warrant, earnout liabilities, SEPA, tranche, and revenue base redemption feature are measured at fair value on a recurring basis.
At the Closing Date, we assumed warrants to purchase 14,266,605 shares of common stock for $11.50 (see Note (9) Warrants). Of these, 8,333,272 were traded publicly (the "Public Warrants"), 5,933,333 were privately held (the 4,933,333 "Private Placement Warrants" and 1,000,000 "Working Capital Warrants" and together with the Public Warrants, the "SPAC Warrants"). At the Closing Date, we determined the fair value of all the SPAC warrants to be $2,568 based on the closing price of $0.18 for the Public Warrants (Level 1).
At the Closing Date, we determined the fair value of the earnout liability to be $28,927 based on a Monte Carlo simulation of future trading prices for our common stock. See Note (8) Contingent Earnout Liability for further discussion.
The carrying amount of our outstanding SPAC warrants liabilities was $7,253 at September 30, 2024. The carrying amount of outstanding earnout liability was $6,571 at September 30, 2024. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $183 based on a scenario-based model. See Note (12) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $235 at September 30, 2024; we recorded the change in fair value in other income (expense).
In connection with the debt closing with OrbiMed on April 30, 2024, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 (the "Initial OrbiMed Warrant") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended September 30, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.4487 per share, or approximately $1.24 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (see Notes (9) Warrants and (13) Debt for more information on the OrbiMed Credit Agreement). The Initial OrbiMed Warrant is accounted for as a liability under ASC 815, Derivatives and Hedging, Contracts in Equity's Own Equity ("ASC 815-40"), as it provides settled provision that does not meet the requirements of the indexation guidance under ASC 815-40. On August 15, 2024, at OrbiMed's request, the Initial OrbiMed warrant was split into two separate warrants ("Substitute Warrant Certificate #1" and "Substitute Warrant Certificate #2" and, together, the "OrbiMed Warrants") held by two of OrbiMed's operating entities; one for 92,801 and second for 38,004 common shares, with no change to their term conditions.
We use a Black-Scholes option pricing model to estimate the fair value of the Initial OrbiMed Warrant, as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including potential change in control outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the condensed statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilizes of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business. We determined the fair value of the revenue base redemption liability to be $425 at September 30, 2024 and recorded the adjustment to the change in fair value of SEPA, warrant, and revenue base redemption liabilities.
If the "Product Base Revenue", such as the net revenues for such period from sales of TriNav, on a trailing 12-month ("TTM") basis does not equal or exceed the specified amount as stipulated (see table in Note (13) Debt), we will start repaying the outstanding principal amount in equal monthly installments through Maturity date. Such repayments will commence in the calendar month immediately following the applicable Test Date per the Credit Agreement (see table in Note (13) Debt) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are calculated from the first Amortization Payment Date through the Maturity Date and the balance principal amount of the Term Loans shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (see Note (13) Debt ). The repayment of the Term Loans as aforementioned, is referred to as the “Revenue Base Redemption Feature.” Furthermore, if on the subsequent test date, the revenue-based condition is met, we will stop repaying the outstanding principal amount in equal installments and directly repay the balance amount on the Maturity Date.
On May 24, 2024, we commenced an offer (the “Offer”) to all holders of Public Warrants, Private Placement Warrants and Working Capital Warrants (collectively, the "Exchange Warrants") to receive 0.30 shares of common stock of the Company in exchange for each Exchange Warrant tendered by the holder and exchanged pursuant to the Offer. The Offer expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11,924. Adjusting for issuance costs of $1,699, the net fair value of the Exchange Warrants was $10,225. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to APIC.
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA derivative liability, and revenue base redemption liability for the nine months ended September 30, 2024 and 2023.

SPAC Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2024
Public Warrants - Level 1	$9,855	$2,982	$(11,068)	$1,769
Private Placement Warrants - Level 2	5,871	(542)	(855)	4,474
Working Capital Warrants - Level 2	1,190	(180)	—	1,010
Total	$16,916	$2,260	$(11,923)	$7,253

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2024
Contingent earnout liability	$18,632	$(12,061)	$—	$6,571
SEPA derivative liability	$185	$51	$—	$235
Initial OrbiMed Warrant liability	$—	$(488)	$811	$323
Revenue base redemption liability	$—	$(303)	$729	$426
(5)    Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$11,288	$11,777
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$11,638	$12,127
Restricted cash of $350 is held by our bank to support our corporate credit card program.
(6)    Inventory
The components of inventory are summarized as follows:

	September 30, 2024	December 31, 2023
Raw materials	$1,239	$607
Finished goods	2,763	2,055
Reserve for obsolete inventory	(3)	(117)
Inventory	$3,999	$2,545

(7)    Accrued Liabilities
Accrued Liabilities consists of the following:

	September 30, 2024	December 31, 2023
Accrued liabilities - clinical trials	$2,452	$3,115
Accrued liabilities	1,643	2,790
Accrued bonus	2,417	3,736
Accrued vacation	360	327
Accrued payroll	755	557
Accrued employee benefits	216	—
Accrued taxes	34	31
Total accrued liabilities	$7,877	$10,556
(8) Contingent Earnout Liability
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
The estimated fair value of the contingent earnout liability on the Closing Date, August 10, 2023, was $28,927, based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $18,632 and $6,571 as of December 31, 2023 and September 30, 2024, respectively. This remeasurement resulted in the recording of a gain of $2,360 and $12,061 for the three and nine months ended September 30, 2024, respectively, classified as change in fair value of contingent earnout liability in the Condensed Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	September 30, 2024	December 31, 2023
Current stock price	$4.61	$8.45
Expected share price volatility	70.0%	65.0%
Risk-free interest rate	3.6%	3.9%
Expected term (years)	3.86	4.60
Estimated dividend yield	—%	—%
The estimated fair value of the liability was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a) expected volatility, which is based on the historical equity volatility of publicly traded peer companies for a term equal to the expected term of the earnout period;
(b)expected term, which we based on the earnout period per the agreement;
(c)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the earnout period; and
(d)expected dividend yield, which we estimate to be 0% based on the fact that we have never paid or declared dividends.

These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(9) Warrants
Warrants that have not been tendered for exchange and outstanding at September 30, 2024, and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023
Public Warrants	1,751,825	8,281,779
Private Placement Warrants	4,428,648	4,933,333
Working Capital Warrants	1,000,000	1,000,000
Initial OrbiMed Warrant	130,805	—
Total warrants	7,311,278	14,215,112
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
c.upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
d.if, and only if, the reported closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to the warrant holders.
If and when the SPAC Warrants become redeemable, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If we call the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will we be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2024, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.
We determined that the Public Warrants, Private Placement Warrants, and Working Capital Warrants do not meet the criteria to be equity classified and should be recorded as liabilities. Our analysis concluded liability classification under ASC 815, Derivatives and Hedging, as these warrants include a provision that could allow cash settlement upon an event outside our control, and such event may not result in a change in control of the Company. As a result, the Private and Public Warrants do not meet the criteria for equity classification.

At the close of the Business Combination, the fair values of the Public Warrants, Private Placement Warrants, and Working Capital Warrants were $1,500, $888, and $180, respectively. As of September 30, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1,769, $4,473, and $1,010, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.
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
The Offer and Consent Solicitation expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants, which represents approximately 78.8% and 10.2% of the outstanding warrants of each respective class. The Warrants were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. No Working Capital Warrants were tendered. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $10,225. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to APIC, partially offset by issuance costs of $1,699. On July 1, 2024, we issued 2,110,366 shares of common stock in exchange for the Exchange Warrants.
In addition, the Warrant Amendment was entered into with respect to the Public Warrants. As a result all (and not less than all) of the outstanding Public Warrants may be exchanged, at our option, at any time while they are exercisable and prior to their expiration, at the office of the warrant agent, upon notice to the holders of the then outstanding Public Warrants, at the exchange rate of 0.27 shares of Common Stock per Public Warrant (subject to equitable adjustment by us in the event of any stock splits, stock dividends, recapitalizations or similar transaction with respect to the Common Stock).
The following table summarizes activity in the Public Warrants, Private Placement Warrants, Working Capital Warrants and Exchange Warrants in the nine months ended September 30, 2024. There was no activity in the nine months ended September 30, 2023.
During the month ended September 30, 2024, we issued 2,110,366 shares of common stock in exchange for 6,529,954 (or approximately 78.8%) of our publicly traded warrants and 504,685 (or approximately 10.2%) of our private warrants.

Series	Balance at December 31, 2023	Exchanges	Issuances	Retirements / Conversions	Balance at September 30, 2024
Public Warrants	8,281,779	—	—	(6,529,954)	1,751,825
Private Placement Warrants	4,933,333	—	—	(504,685)	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
Initial OrbiMed Warrant
In connection with the closing of the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (the "Exercise Price") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended September 30, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.4487 per share, or approximately $1.24 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
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
If we declare or pay a dividend or distribution on our outstanding common shares payable in cash, capital securities or other property, the Holder shall be entitled to receive, at the time such dividend or distribution is paid, without additional cost to the Holder, the total number and kind of cash, capital securities or other property which the Holder would have received had the Holder owned the Warrant Shares of record as of the date such dividend or distribution was paid (the “Pro-Rata Distribution”).
Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance. As a result of any adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrant would be less than the amount we would receive immediately prior to such adjustment. In the three months ended September 30, 2024, the exercise price of the Initial OrbiMed Warrant was adjusted down from $9.5562 to $9.4487 per share in accordance with the above described adjustment mechanics.
Transfers of Initial OrbiMed Warrant
The Initial OrbiMed Warrant may be transferred or assigned in whole or in part, subject to compliance with applicable federal and state securities laws.
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the Initial OrbiMed Warrant in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock, therefore, it is considered as a derivative instrument and will be classified as a liability and is subsequently measured at fair value with changes reported to earnings following the proceeds from the issuance of the Initial Term Loan.
The fair value of the Initial OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	September 30, 2024	April 30, 2024
Expected term (years)	6.6	7.0
Risk free interest rate	3.7%	4.7%
Expected volatility	70.0%	65.0%
Dividend yield	0	0
Exercise price	$9.4487	$9.5562
Stock price	$4.61	$9.31

The inputs utilized by management to value the warrant liabilities are subjective. The assumptions used in calculating the fair value of the warrant liabilities represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the fair value of the warrant liabilities may be materially different in the future.
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
We utilize the balance sheet method of accounting for income taxes and deferred taxes which are determined based on the differences between the condensed consolidated financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. In assessing the realizability of the deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized through the generation of future taxable income. In making this determination, we assessed all of the evidence available at the time including recent earnings, forecasted income projections, and historical financial performance. We have fully reserved deferred tax assets as a result of this assessment.
Based on our full valuation allowance against the net deferred tax assets, our effective federal tax rate for the calendar year is zero, and we recorded an immaterial income tax expense in the nine months ended September 30, 2024 and 2023. We continue to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believe a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If we conclude it is more likely than not that a portion, or all, of our deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. We evaluate the appropriateness of its valuation allowance on a quarterly basis.
(11) Dynavax Purchase
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
(12) Standby Equity Purchase Agreement

In October 2023, we entered into the SEPA with Yorkville. Yorkville is a fund managed by Yorkville Advisors Global, LP.
Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of Common Stock, par value $0.0001 per share, at our request any time during the commitment period commencing on October 2, 2023 (the “Effective Date”), and terminating on the first day of the month following the 24-month anniversary of the Effective Date. Each issuance and sale to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the average of the daily volume of the Common Stock on the Nasdaq Stock Market (“Nasdaq”) for the 10 trading days immediately preceding an Advance notice, or (ii) 1,000,000 shares of Common Stock. At our election, the shares will be issued and sold to Yorkville at a per-share price equal to: (i) 96.0% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), or (ii) 97.0% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on the Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the outstanding voting power or Common Stock. Further, Yorkville cannot purchase shares that would result in it acquiring more than 5,260,704 shares of Common Stock, which represents 19.99% of the outstanding Common Stock, as of the Effective Date of SEPA.
As described in Note (2) Summary of Significant Accounting Policies, the SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. We intend to utilize the SEPA to access capital to fund our operations. We did not issue any Advances during the year ended December 31, 2023.
The estimated fair value of the SEPA liability on December 31, 2023, was $185, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $235 as of September 30, 2024, and is classified within other long-term liabilities in the Condensed Consolidated Balance Sheets. This remeasurement resulted in the recognition of a loss of $51 for nine months ended September 30, 2024, classified as change in fair value of SEPA, tranche and warrant liabilities in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	September 30, 2024	December 31, 2023
Expected draws	$8,000	$5,000
Expected probability of draws	90% - 100%	90%
Risk-free interest rate	4.5%	5.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $8,000 and $5,000, at September 30, 2024, and December 31, 2023, respectively, through the issuance of multiple separate advances under the Option 2 Pricing Period at September 30, 2024, and Option 1 Pricing Period at December 31, 2023;
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
During the three and nine months ended September 30, 2024, we sold 1,124,867 and 1,874,867 shares of common stock under the SEPA, respectively, raising $5,647 and $12,390, respectively.
(13) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement with OrbiMed, a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth, and provide financial flexibility.
Pursuant to the to the Agreement, OrbiMed agreed to provide a term loan facility to the borrower, in an aggregate principal amount of $50,000, as follows:

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
Interest Rate and Payment
The interest rate is calculated as SOFR Rate for the interest period (which shall not be less than 4.0% (the “Floor”)) plus 8.5% (the “Interest Rate”). Until the first full interest period after the 15 months anniversary of the OrbiMed Closing Date, 3.5% of the Interest Rate shall be designated as paid-in-kind interest, which is added to the outstanding principal amount of the Loans (the “PIK Interest”). However, the Borrower upon written notice can elect to pay all interest in cash, or to pay a percentage less than 3.5% as PIK Interest.
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

Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. See Note (9) Warrants for further discussion. In addition to issuing the Initial OrbiMed Warrant, on each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. If we fail to comply with certain of our obligations under the OrbiMed Registration Rights Agreement with respect to maintaining an effective registration statement covering shares of Common Stock underlying the OrbiMed Warrants, then the expiration date of an OrbiMed Warrant may be extended.
Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance.
Accounting Treatment
In accordance with ASC 470, Debt, we recorded the Initial Term Loan as long term debt, and recorded the costs incurred to obtain the loan as contra-debt. We incurred $2,593 in legal, origination and other fees to acquire the Credit Agreement. In addition, we determined that the Initial OrbiMed Warrant met the definition of a derivative under ASC 815, Derivatives and Hedging, and should be recorded as a liability, and that we should bifurcate and separately recognize the Revenue Base Redemption Feature. At April 30, 2024, we determined the initial value of the Initial OrbiMed Warrant was $811 using the Black-Scholes pricing model (see Note (9) Warrants for further discussion.). We determined the initial value of the Revenue Base Redemption Feature to be $729 using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method.
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
During the three months ended September 30, 2024, we recognized interest of $889 related to the Initial Term Loan, of which $226 was recorded as PIK interest. The remaining $664 was paid in cash to OrbiMed. We also expensed $356 of the capitalized debt issuance costs, which was charged to non-cash interest, and we accreted $48 of the exit fee which will be due at the termination of the Initial Term Loan.
The following table summarizes activity within the Initial Term Loan for the nine months ended September 30, 2024. There was no activity in the nine months ended September 30, 2023.

OrbiMed Debt
Initial draw	$25,000
Debt issuance costs
Cash issuance costs	(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	356
PIK interest	377
Accretion of exit fee liability	78
Balance at September 30, 2024	$21,678

(14)    Convertible Preferred Stock
Series A Convertible Preferred Stock
At the Closing Date on August 10, 2023, we issued 4,015,002 shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40,150, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”).
As of September 30, 2024, we are authorized to issue up to 10,000,000 shares of preferred stock with 5,984,998 shares available for issuance. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of September 30, 2024, total undeclared cumulative dividends were $3,654. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
(iv)Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of September 30, 2024. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in Series A Convertible Preferred Stock in the nine months ended September 30, 2024. There was no activity in the nine months ended September 30, 2023.

Series	Balance at December 31, 2023	Issuances	Retirements / Conversions	Balance at September 30, 2024
Series A convertible preferred stock (assuming maximum conversion)	25,237,155	—	(188,571)	25,048,584
Total convertible preferred stock	25,237,155	—	(188,571)	25,048,584
On September 16, 2024, a holder of Series A Convertible Preferred Stock elected to convert 30,000 shares of preferred stock. In accordance with the subscription agreement, these shares were converted to 32,645 shares of common stock (including common shares issued as consideration for a total of $26 undeclared accumulate dividends, calculated at the rate of 8.00% per annum from the date of original issuance of the Series A Convertible Preferred Stock on the original issue price).
(15) Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three and nine months ended September 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for those periods.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2024	2023
Preferred stock	25,048,584	25,237,155
Common stock warrants	7,311,278	14,266,605
Restricted stock units	538,345	184,018
Options to purchase common stock	4,909,457	2,632,206
Shares issuable under the SEPA	3,385,837	—
Total	41,193,501	42,319,984
(16)    Share-Based Compensation
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
As of September 30, 2024, the balances under the two plans are below.

	September 30, 2024
	Authorized	Outstanding	Available for Issue
2009 Plan	1,551,473	1,551,473	—
2023 Plan	7,969,524	3,896,329	4,073,195
Total	9,520,997	5,447,802	4,073,195
2009 Equity Incentive Plan
As of September 30, 2024, there were in total 1,487,505 stock options and 63,968 RSUs issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan (see below). Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
As of September 30, 2024, we had unrecognized compensation expense of $678 and $442, respectively, for options and RSUs granted under the 2009 Plan. The September 30, 2024, balance will be recognized over a weighted average period of 1.4 years.

2023 Equity Incentive Plan
As of September 30, 2024, there were in total 3,421,952 stock options and 474,377 RSUs issued and outstanding under the 2023 Plan. Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2024, the authorized shares under the 2023 Plan increased by 2,385,694 shares to 7,970,702. Options for 1,178 shares of Common Stock were exercised during the nine months ended September 30, 2024, reducing the authorized share total to 7,969,524. During the nine months ended September 30, 2024, we granted 1,657,906 options, net of forfeitures, with a weighted average fair value of $4.96, and 474,377 restricted stock units, net of forfeitures, with a weighted average fair value of $9.46.
As of September 30, 2024, we had unrecognized compensation expense of $12,167 and $2,788, respectively, for options and RSUs granted under the 2023 Plan. The balance at September 30, 2024, will be recognized over a weighted average period of 3.3 years.
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
During the nine months ended September 30, 2024, 41,663 shares were purchased in an offering under the ESPP which closed on June 30, 2024, raising $195. A new offering began on July 1, 2024, and will close on December 31, 2024.
(17)    Commitments And Contingencies
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
(18) Leases
We have four property leases in effect as of September 30, 2024, which we account for as operating leases:
•A lease for our principal administrative and production facility at 6272 West 91st Avenue, Westminster, Colorado, which expires on December 31, 2031. This lease includes one option to extend the lease by five years from the end of the then current term.
•A lease for office space at 2275 Half Day Road, Bannockburn, Illinois, which expires in January 2028. This lease includes an option to extend the lease by three years at the end of the current term.
•A lease for office space at 1000 Chapel View Blvd, Cranston, Rhode Island, which expired in October 2024.
•A lease for laboratory and research space at 1 Hoppin Street, Providence, Rhode Island, which expires on July 31, 2025.
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

Overview
We are dedicated to the research, development, and commercialization of an innovative drug delivery technology platform and an immuno-oncology therapeutic, aimed at improving outcomes for patients with difficult-to-treat liver and pancreatic cancers. Our advanced technology is designed for use by interventional radiologists to enhance the delivery of therapeutics and improv0e patient outcomes.
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
TriSalus recently expanded its portfolio of PEDD devices with the launch of the TriNav LV Infusion System and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is suitable for patients with vessels sized between 3.5 and 5.0mm and is expected to allow us to meaningfully expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining, and reverse curve design to support femoral access for the TriNav LV, which the Company believes will enhance procedural efficiency. These new products are eligible for the same HCPCS reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures.
We are currently in our early stage of development and have yet to generate revenues sufficient to drive positive cash flows from operations. Beginning in 2020, we began a strategic transformation from a company focused solely on the sale of our infusion systems to a therapeutic company whereby our medical devices are marketed alongside the pharmaceutical drugs and other treatments that the devices deliver to patients. This transformation led us to acquire our first immune-oncology drug, nelitolimod, in July 2020, and to begin clinical development of nelitolimod for the treatment of liver and pancreatic cancers. We have initiated Phase 1 and Phase 1b clinical trials for this nelitolimod, each of which are focused on a different target indication, specifically: uveal melanoma, intrahepatic cholangiocarcinoma and hepatocellular carcinoma ("ICC" and "HCC"), and pancreatic cancer. Based on our review of the preliminary data regarding the ICC/HCC studies, we do not intend to proceed to Phase II trials for those indications. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-3 clinical trial in pancreatic cancer is continuing with additional patient enrollment and we anticipate data from the study will be available in sometime in 2025, depending on when patient enrollment and treatment is completed.
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

Recent Developments
SEPA Sales
During the nine months ended September 30, 2024, we sold 1,874,867 shares of common stock under the SEPA, raising $12.4 million.
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
In connection with the closing of the Initial commitment Amount, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended September 30, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.4487 per share, or approximately $1.24 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031. On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date. The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed, whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
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
Loss on Equity Issuance
Loss on equity issuance represents the excess of the fair value of the warrants to purchase Series B-3 preferred stock and the Series B-2 tranche liabilities over the proceeds received in a preferred stock financing and its subsequent tranche closings.
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
Results of Operations:
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$7,349	$5,193	$21,170	$12,790
Cost of goods sold	1,004	589	2,887	2,023
Gross profit	6,345	4,604	18,283	10,767
Operating expenses:
Research and development	4,219	9,506	14,729	22,066
Sales and marketing	6,138	4,689	18,829	11,430
General and administrative	4,727	9,025	13,310	17,498
Loss from operations	(8,739)	(18,616)	(28,585)	(40,227)
Interest income	158	116	347	187
Interest expense	(1,142)	(4)	(2,022)	(13)
Loss on equity issuance	—	—	—	(5,691)
Extinguishment of tranche liability	—	19	—	1,520

Change in fair value of SEPA, warrant, and revenue base redemption liabilities	4,974	(2,831)	(1,521)	660
Change in fair value of contingent earnout liability	2,360	19,904	12,061	19,904
Other expense, net	(13)	(13)	(210)	(56)
Loss before income taxes	(2,402)	(1,425)	(19,930)	(23,716)
Income tax expense	3	—	(7)	(8)
Net loss available to common stockholders	$(2,399)	$(1,425)	$(19,937)	$(23,724)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$—	$—	$(2,981)
Undeclared dividends on Series A preferred stock	$(803)	$(458)	$(2,405)	$(458)
Net loss attributable to common stockholders	$(3,202)	$(1,883)	$(22,342)	$(27,163)
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	13.7%	11.3%	13.6%	15.8%
Gross profit	86.3%	88.7%	86.4%	84.2%
Operating expenses:
Research and development	57.4%	183.1%	69.6%	172.5%
Sales and marketing	83.5%	90.3%	88.9%	89.4%
General and administrative	64.3%	173.8%	62.9%	136.8%
Loss from operations	(118.9)%	(358.5)%	(135.0)%	(314.5)%
Interest income	2.1%	2.2%	1.6%	1.5%
Interest expense	(15.5)%	(0.1)%	(9.6)%	(0.1)%
Loss on equity issuance	—%	—%	—%	(44.5)%
Extinguishment of tranche liability	—%	0.4%	—%	11.9%
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	67.7%	(54.5)%	(7.2)%	5.2%
Change in fair value of contingent earnout liability	32.1%	383.3%	57.0%	155.6%
Other expense, net	(0.2)%	(0.3)%	(1.0)%	(0.4)%
Loss before income taxes	(32.7)%	(27.4)%	(94.1)%	(185.4)%
Income tax expense	—%	—%	—%	(0.1)%
Net loss available to common stockholders	(32.6)%	(27.4)%	(94.2)%	(185.5)%
Deemed dividend related to Series B-2 preferred stock down round provision	—%	—%	—%	(23.3)%
Undeclared dividends on Series A preferred stock	(10.9)%	(8.8)%	(11.4)%	(3.6)%
Net loss attributable to common stockholders	(43.6)%	(36.3)%	(105.5)%	(212.4)%
Comparison of the Three Months Ended September 30, 2024, and 2023
Revenue
Revenue increased by $2.2 million, or 41.5% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in revenue was due to an increase of $2.2 million in sales of TriNav.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.4 million, or 70.5% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.

Gross profit increased by $1.7 million, or 37.8% for the three months ended September 30, 2024, and gross margin decreased to 86.3% from 88.7% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in gross profit was due primarily to the increase in sales volume. The decrease in gross margin percentage was driven principally by decreased manufacturing efficiencies due to lower production volume.
Operating Expenses
Research and Development
R&D expenses decreased by $5.3 million, or 55.6% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily driven by a $4.5 million reduction of clinical trial expenses related to nelitolimod and a decrease in headcount-related expenses of $0.4 million.
Sales and Marketing
Sales and marketing expenses increased by $1.4 million, or 30.9%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily driven by higher payroll and travel expenses of $1.1 million due to increased headcount of sales and marketing personnel and $0.3 million due to increased consulting and professional fees.
General and Administrative
General and administrative expenses decreased by $4.3 million, or 47.6%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to expenses of $4.8 million incurred in the prior period for legal and consulting work in connection with the Business Combination that was not repeated this year, partially offset by an increase in insurance expenses of $0.3 million and an increase in headcount-related expenses of $0.3 million.
Interest Income
Interest income increased by $42 thousand, or 36.2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was due to additional interest received from the investment of our excess cash in short-term money market funds.
Interest Expense
Interest expense increased by $1.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was due to interest we incurred on the OrbiMed loan in the current period that we did not incur in the prior quarter.
Loss on Equity Issuance
There was no loss on equity issuance for the three months ended September 30, 2024 and 2023.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The change in fair value of the SEPA, warrant, and revenue base redemption liabilities resulted in a gain of $5.0 million in the three months ended September 30, 2024, compared to a loss of $2.8 million in the three months ended September 30, 2023, a difference of $7.8 million. The difference was primarily due to the addition of the SEPA and the fair value change for warrant liabilities, which includes the Initial OrbiMed Warrant for the current period.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of earnout liability resulted in a gain of $2.4 million in the three months ended September 30, 2024, compared to a gain of $19.9 million for the three months ended September 30, 2023. This is mainly due to the higher market price of the underlying common stock.
Comparison of the Nine Months Ended September 30, 2024, and 2023
Revenue
Revenue increased by $8.4 million, or 65.5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in revenue was due to an increase of $8.4 million in sales of TriNav.

Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.9 million, or 42.7%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $7.5 million, or 69.8%, for the nine months ended September 30, 2024, and gross margin percent increased to 86.4% from 84.2% for the nine months ended September 30, 2024, in each case as compared to the nine months ended September 30, 2023. The increase in gross profit was due primarily to the increase in sales volume. The increase in gross margin percentage was driven principally by higher production volumes and increased manufacturing efficiencies.
Operating Expenses
Research and Development
R&D expenses decreased by $7.3 million, or 33.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily driven by an $8.1 million reduction in clinical trial expenses related to nelitolimod, partially offset by an increase in headcount-related expenses of $0.6 million and additional other expenses of $0.2 million.
Sales and Marketing
Sales and marketing expenses increased by $7.4 million, or 64.7%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by higher payroll and travel expenses of $6.6 million due to increased headcount of sales and marketing personnel and $0.8 million of consulting expenses.
General and Administrative
General and administrative expenses decreased by $4.2 million, or 23.9%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease was primarily due to expenses of $6.6 million incurred in the prior period for legal and consulting work in connection with the Business Combination that was not repeated this year. This decrease was partially offset by an increase of $1.7 million in headcount-related expenses, including travel and additional insurance expenses of $0.7 million due to the higher cost of insurance for public companies.
Interest Income
Interest income increased by $0.2 million, or 85.6%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was due to additional interest received from the investment of our excess cash in short-term money market funds.
Interest Expense
Interest expense increased by $2.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was due to interest we incurred on the OrbiMed loan in the current period that we did not incur in the prior period.
Loss on Equity Issuance
There was no loss on equity issuance for the nine months ended September 30, 2024, as compared to $5.7 million reported for the nine months ended September 30, 2023. The prior year loss was attributable to the issuance of Series B-2 preferred stock and the accompanying warrants to purchase Series B-3 preferred stock and related tranche obligations, which were valued in excess of the proceeds received as part of the transaction in 2023.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
The change in fair value of SEPA and warrant liabilities resulted in a loss of $1.5 million in the nine months ended September 30, 2024, compared to a gain of $0.7 million in the nine months ended September 30, 2023, a difference of $2.2 million. The difference was primarily due to the addition of the SEPA and the associated fair value change during the current period, which includes the issuance of the Initial OrbiMed Warrant and additional embedded features in the Term Loan including revenue base redemption liabilities.

Change in Fair Value of Earnout Liabilities
The change in fair value of earnout liability resulted in a gain of $12.1 million in the nine months ended September 30, 2024, compared to a gain of $19.9 million for the nine months ended September 30, 2023. This is mainly due to the higher market price of the underlying common stock.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $19.9 million for the nine months ended September 30, 2024. We had cash and cash equivalents of approximately $11.3 million at September 30, 2024. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes, and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital. There can be no assurance that we will be able to raise such additional capital on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
During the nine months ended September 30, 2024, we raised $12.4 million from the sale of 1,874,867 shares of common stock under the SEPA. In addition, in April 2024, we entered into the OrbiMed Credit Agreement providing for up to $50.0 million in senior secured term debt, of which we immediately drew $25.0 million, before expenses, Unless we are able to secure additional capital on favorable terms, we anticipate that we will have to further rely on the SEPA to continue to fund our operations. We expect that our existing cash and cash equivalents will not be sufficient to fund our projected liquidity requirements for at least the next 12 months from the date of this Quarterly Report. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Quarterly Report. See also “Funding Requirements” below.
Cash Flows
Comparison of the Nine Months Ended September 30, 2024, and September 30, 2023
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(35,136)	$(41,401)
Net cash used in investing activities	(295)	(1,216)
Net cash provided by financing activities	34,942	54,586
Net (decrease) increase in cash, cash equivalents and restricted cash	$(489)	$11,969
Cash Used in Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $35.1 million. The net cash used in operating activities consisted of net loss of $19.9 million, adjusted for non-cash charges totaling $5.6 million, primarily related to a loss on the adjustment of the fair value of the contingent earnout liability of $12.1 million, depreciation of $0.6 million and share-based compensation of $3.7 million, offset by a gain on the adjustment of the fair value of warrants to purchase common stock of $2.3 million,. The change in net operating assets and liabilities decreased $10.0 million, due primarily to an increase in accounts receivable and inventory, an increase in prepaid expenses, and a decrease in accounts payable and accrued liabilities.
For the nine months ended September 30, 2023, net cash used in operating activities was $41.4 million. The net cash used in operating activities consisted of net loss of $23.7 million, adjusted for non-cash charges totaling $15.3 million, primarily related to a gain on the adjustment of the fair value of the contingent earnout liability of $19.9 million, and a gain from the change in fair value of warrants to purchase preferred stock of $0.7 million, partially offset by a loss on equity issuance of $5.7 million, depreciation and amortization of $0.5 million and stock-based compensation expense of $0.4 million. In addition, net operating assets and liabilities decreased $3.4 million driven by an increase in accounts payable and accrued liabilities.

Cash Used in Investing Activities
Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2024, was primarily due to purchases of property and equipment of $0.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $34.9 million for the nine months ended September 30, 2024, consisted of $12.6 million from the sale of 1,874,867 shares of common stock under the SEPA and $22.4 million, net of expenses, from the initial draw down under the OrbiMed Credit Agreement.
Net cash provided by financing activities of $54.6 million for the nine months ended September 30, 2023, consisted principally of proceeds from the merger of $36.9 million, consisted principally of proceeds from the issuance of Series B-2 preferred stock of $9.2 million, and proceeds from the exercise of warrants to purchase Series B-3 preferred stock of $9.6 million, partially offset by expenses incurred related to the Business Combination of $1.1 million.
Funding Requirements
Our primary use of cash is to fund our operating expenses, which consist of sales and marketing expenses related to the growth of our sole commercial product TriNav, research, development and clinical expenses related to both TriNav and nelitolimod, as well as general and administrative expenses. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing or expanding sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and conflicts in the Middle East. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
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
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our unaudited condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of September 30, 2024.
Contractual Obligations and Commitments
Our contractual obligations as of September 30, 2024, include lease obligations of $2.5 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12 million as of September 30, 2024, and may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80 million upon achieving certain commercial milestones. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note (2) Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements accompanying this Quarterly Report. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2024, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 11, 2024. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2022, and December 31, 2023, and our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024, management identified material weaknesses in our internal control over financial reporting with respect to:
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
Remediation Activities
To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity and quantity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures. Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of September 30, 2024, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
The material weaknesses discussed above will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing that these controls are designed and operating effectively.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO OUR BUSINESS
Risks Related to Our Financial Condition
We have a limited operating history, have incurred significant losses since our inception and anticipate incurring increasing expenses and continuing losses for the foreseeable future. *
We are a commercial-stage medical device and Phase I clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have incurred significant losses since inception, including net losses of $19.9 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $269.4 million. We anticipate incurring increased sales and general and administrative expenses related to our operations and transition into a public company for the foreseeable future. Losses will likely continue and may increase in the future as we continue to incur significant expenses related to drug development. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by clinical-stage pharmaceutical companies. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these efforts, it could have a material adverse effect on our business, financial condition or results of operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates. We cannot be certain that such additional financing will be available on terms favorable to us, or at all, which could limit our ability to grow and jeopardize our ability to continue our business operations. *
Based on our sales, operations, and research and development plans, we expect that our existing cash and cash equivalents will not be sufficient to fund operations for at least the next 12 months from the issuance date of this Quarterly Report. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the commercialization of TriNav, and clinical trials and other development, manufacturing and regulatory activities for TriNav, nelitolimod, and our other product candidates, and discovery research and development. Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our cash balances, operating cash flow, and the proceeds from the OrbiMed Credit Agreement alone.
Until we can generate a sufficient amount of revenue, we will need to finance our operations through strategic alliance and licensing arrangements and/or public or private debt and equity financings. We anticipate needing to obtain substantial additional funding in connection with our continuing operations and planned activities to expand our business, to respond to competitive pressure and to make acquisitions. The amount of capital we will need may change depending on, among other things, the success of our efforts to grow revenue, our efforts to continue to effectively manage expenses, the results of our research and development and clinical trials for product candidates, and costs arising from seeking regulatory approvals. We may not succeed in raising additional funds in a timely manner. The timing of our need for additional funds will depend on many factors, which are difficult to predict or may be outside of our control, including to continue the clinical development of, and seek regulatory approval for, nelitolimod in any indication. These factors include:
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
We may also need to seek collaborators for nelitolimod and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to nelitolimod and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of Common Stock to decline. Further, our ability to raise additional capital and the interest rate of our term loans under the Credit Agreement may be adversely impacted by potential worsening global economic conditions, and the continued disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical events, including the wars in Ukraine and the Middle East, and disruptions to the U.S. banking system due to bank failures. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy and business development efforts, which could jeopardize our ability to continue our business operations.
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
Risks Related to Nelitolimod and Product Development
We are early in our pharmaceutical development efforts for nelitolimod, and if we are unable to advance our product candidates, including nelitolimod in clinical development for any reason (including due to lack of funding), obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business, results of operations, financial condition and prospects may be materially adversely affected. *
We are in the early stages of our development efforts and have only one product candidate, nelitolimod, in early clinical development. We have initiated Phase 1 and Phase 1b clinical trials for this product candidate, each of which are focused on a different target indication, specifically: uveal melanoma, intrahepatic cholangiocarcinoma and hepatocellular carcinoma ("ICC" and "HCC"), and pancreatic cancer. Based on our review of the preliminary data regarding the ICC/HCC studies, we do not intend to proceed to Phase II trials for those indications. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-3 clinical trial in pancreatic cancer is continuing with additional patient enrollment and we anticipate data from the study will be available sometime in 2025, depending on when patient enrollment and treatment is completed.
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
Clinical development is a lengthy and expensive process with an uncertain outcome. In addition, results of earlier preclinical studies and clinical trials may not be predictive of results of future preclinical studies or clinical trials. Failure can occur at any stage of clinical development. *
Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profiles and flaws in trial design, among others. To obtain the requisite regulatory approvals or clearances to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. The results of preclinical studies and early clinical trials of nelitolimod and any future drug candidates may not be predictive of the results of later-stage clinical trials, making it impossible to predict when or if any of our product candidates will prove safe or effective in humans or receive regulatory approval or clearance. The results generated to date in preclinical studies for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier-stage clinical trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier-stage clinical trials. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to a lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Changing treatment landscapes may also diminish the opportunities for our product candidates leading to termination of their development in general or for certain indications. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval or clearance of these product candidates.
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
Use of toll-like receptor (TLR) agonist, including nelitolimod, may negatively impact the immune system. Serious adverse event data relating to TLR agonists may require us to reduce the scope of or discontinue certain of our pre-clinical or clinical activities. *
Nelitolimod, an investigational agent in development, is a toll-like receptor 9 (TLR9) agonist which is believed to bind to the TLR9 receptors found on suppressive immune cells including myeloid-derived suppressor cells, antigen-presenting immune cells and other immune cells. TLRs play a key role in the innate immune system and create a bridge to adaptive immunity. It is believed that activating TLR9 primes immune cells to promote anti-tumor T-cells. If nelitolimod or any of our future product candidates in clinical trials or similar products from competitors produce serious adverse event data, we may be required to delay, discontinue, or modify many of our clinical trials or our clinical trial strategy. If a safety risk based on mechanism of action or the molecular structure were identified, it may hinder our ability to develop our product candidates or enter into potential collaboration or commercial arrangements. Rare diseases and a numerical imbalance in cardiac adverse events have been observed in patients in our clinical trials. If adverse event data are found to apply to our TLR agonist and/or inhibitor technology as a whole, we may be required to significantly reduce the scope of or discontinue certain of our pre-clinical or clinical activities.
Our long-term prospects are dependent on the success of our development-stage products including nelitolimod, which depend on regulatory approval. Failure to maintain or obtain regulatory approvals would materially and adversely impact us and our business prospects. *
Our long-term prospects are dependent on nelitolimod, currently our sole development-stage immune-oncology product candidate, and early-stage development is inherently risky. Even if we have early indications of success in clinical development, in order to be able to market nelitolimod in the United States, we must obtain approval from the FDA, and corresponding applications to foreign regulatory agencies must be approved by those agencies before we may sell the product in respective geographic areas. Obtaining FDA marketing approval and corresponding foreign applications is highly uncertain and we may fail to obtain approval, or might obtain approval in a more limited indication than sought. The FDA review process is extensive, lengthy, expensive and uncertain, and the FDA or foreign regulatory agencies may delay, limit or deny approval of our application for many reasons, including: whether the data from our clinical trials or the development program are satisfactory to the FDA or foreign regulatory agency; disagreement with the number, design, size, conduct or implementation of our clinical trials or proposed post-marketing study, or a conclusion that the data fails to meet statistical or clinical significance or safety requirements; acceptability of data generated at our clinical trial sites that are monitored by third-party CROs; and deficiencies in our manufacturing processes or facilities or those of our third-party contract manufacturers and suppliers, if any.
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
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business. *
Our future performance depends to a large extent on the continued services of members of our current management including, in particular, our Chief Executive Officer, and Chief Financial Officer. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects. In addition, we will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. If we cannot attract and retain such personnel, we will be unable to develop our product candidates and achieve regulatory clearance for them, which would have a material adverse effect on our business, financial condition, and results of operations.
As of October 28, 2024, our Chief Medical Officer was no longer employed by us. We expect to spread the responsibilities of our former Chief Medical Officer’s among current employees and outside consultants, as needed to avoid material disruption to our clinical trial program. We do not have any immediate plans to fill the vacancy. Although we do not expect a material disruption to our operations, we can make no assurances that we will be able to successfully transition our former Chief Medical Officer’s responsibilities absent any setbacks to our operations.
As of November 8, 2024, we had approximately 116 full-time employees, nine of whom hold advanced degrees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales and marketing, research, drug development and regulatory affairs. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. In particular, we have experienced a very competitive hiring environment. Many of the other biotechnology and medical device companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time. The value to employees of stock options or other equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across the organization.
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
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval or clearance process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals or clearances for the commercialization of nelitolimod or any future product candidates. If we or any future collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals or clearances, we or they will not be able to commercialize nelitolimod, and our ability to generate revenue will be materially impaired. *

The activities associated with nelitolimod or other product candidates’ development and commercialization, including testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval or clearance, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States. Additionally, in order to commercialize, develop, market and sell our products in the EU, Canada, the United Kingdom, China or other countries and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals or clearances and comply with numerous and varying regulatory requirements for comparable regulatory authorities in these other countries.
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
Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, the commercial success of our products or product candidates. *
In the U.S. and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”).

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
At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021,the U.S. Department of Health and Human Services (“HHS”)released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
As of November 8, 2024, we owned at least 66 registered patents. Our issued U.S. patents expire between 2031 and 2040. All of our solely-owned granted U.S. and foreign patents that relate to composition of matter for nelitolimod expired in December 2023. Upon expiration of the patents covering nelitolimod, third parties, including other biopharmaceutical companies, will be able to obtain or use nelitolimod other than to the extent we have other patent protection. In addition, certain of our patents relating to the use of TriNav will expire beginning in 2031, with additional patents relating to TriNav expiring in 2036 and 2038. While we are seeking additional patent coverage, there can be no assurances that such additional patent protection will be granted, or, if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We also intend to apply for orphan drug designation and orphan designation for nelitolimod in the U.S. and EU, respectively, which, if granted, would extend the regulatory exclusivity period beyond the initial five years of regulatory exclusivity for a New Chemical Entity ("NCE") from the date of approval in the U.S. and beyond the eight years of data exclusivity from the date of approval in Europe; however, there can be no assurance that we will ever obtain approval or orphan drug exclusivity for such product candidates. Without patent protection of our product candidates, we may be open to competition from generic versions of such products. As of November 8, 2024, we have at least 79 pending patent applications and 14 U.S. provisional patent applications. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such drug products.
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
In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2022, and our unaudited condensed consolidated financial statements for the nine months ended September 30, 2024, management identified material weaknesses in its internal control over financial reporting with respect to (i) a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting, accounting for costs associated with the SEPA, patent costs, accounting for the Exchange Warrants, accounting for the Credit Agreement with OrbiMed, including the Initial OrbiMed Commitment Amount and the related derivative financial instruments, and certain R&D accruals; (ii) inadequate controls over accounting and financial reporting for the Business Combination; (iii) inadequate internal controls over the valuation of derivative financial instruments, including the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing; and the revenue base redemption liability associated with the Initial Commitment Amount; and (iv) inadequate controls of the conversion of data from our legacy equity management system to our new system and assumptions used to calculate fair value of certain equity awards; each described in more detail under the heading Part I — Item 4. Controls and Procedures elsewhere in this Quarterly Report.
Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of the date of this filing, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.
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
The price of our securities has been and may continue to be volatile. *
The price of our securities has been and may continue to be volatile. From August 11, 2023, the date following the Business Combination, through November 8, 2024, our common stock price has fluctuated from a low of $3.62 to a high of $12.00 per share, and the price of our Public Warrants has fluctuated from a low of $0.01 to a high of $3.02 per Public Warrant. The price of our Common Stock and Public Warrants may continue to fluctuate in the future due to a variety of factors, including, without limitation:
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion of Ukraine has created extreme volatility in the global capital markets and disrupted global supply chain and energy markets; it is possible that the war in the Middle East may have similar effects. There have also recently been disruptions to the U.S. banking system due to bank failures. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products and services. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
Certain of our equity holders acquired securities at prices that are significantly less than the current trading price of our Common Stock. We have filed a registration statement (the "Resale S-1") relating to the offer and sale from time to time by certain equity holders or their permitted transferees of (i) up to 52,536,549 shares of Common Stock consisting of (a) up to 25,237,094 shares of Common Stock that are issuable upon the conversion of the 4,015,002 PIPE Shares, issued at a price of $10.00 per share, (b) up to 4,062,500 Founder Shares originally issued in a private placement to the Sponsor prior to MTAC’s initial public offering at a price of approximately $0.006 per share, including 3,125,000 Founder Shares subject to vesting and forfeiture, (c) up to 1,452,965 shares of Common Stock issuable upon exercise of the Assumed Options initially granted by Legacy TriSalus, at a weighted average price of $2.51 per share, (d) up to 86,148 shares of Common Stock issuable upon the settlement of Assumed RSUs that were initially granted by Legacy TriSalus, (e) up to 4,933,333 shares of Common Stock issuable upon exercise of the Private Placement Warrants at a price of $11.50 per share and (f) up to 8,281,779 shares of Common Stock that are issuable upon the exercise of the Public Warrants at a price of $11.50 per share and (ii) up to 5,933,333 warrants consisting of (a) up to 4,933,333 Private Placement Warrants and (b) up to 1,000,000 Conversion Warrants. We have also filed a registration statement (the "Affiliate S-3") relating to the offer and sale from time to time by certain equity holders or their permitted transferees of up to 10,587,582 shares of Common Stock issued pursuant to the Merger Agreement. Defined terms used in this discussion that are not defined in this Quarterly Report shall have the meaning provided to such term in the Resale S-1 and Affiliate S-3, as applicable.
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
Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. *
Following the closing of the offer and Consent Solicitation on July 1, 2024, there were approximately 1,751,825 Public Warrants to purchase an aggregate of 1,751,825 shares of Common Stock, 4,428,648 Private Placement

Warrants to purchase an aggregate of 4,428,648 shares of Common Stock and 1,000,000 Conversion Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. The Private Placement Warrants and Conversion Warrants became exercisable on September 10, 2023, in accordance with the terms of the Warrant Agreement. The 130,805 Initial OrbiMed Warrant became exercisable on April 30, 2024. The exercise price of the remaining SPAC Warrants is $11.50 per share, or approximately $82.6 million in the aggregate, assuming none of the SPAC Warrants are exercised through “cashless” exercise. The exercise price of the Initial OrbiMed Warrant was initially $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended September 30, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.4487 per share, or approximately $1.24 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. We have the unilateral right to reduce the exercise price of the SPAC Warrants, and may do so as a means of raising capital. Additionally, pursuant to the Warrant Amendment, we have the unilateral right to force conversion of the remaining 1,751,825 Public Warrants in exchange for 0.27 shares of Common Stock per Public Warrant. There is no guaranty that the warrant holders will exercise their Warrants at the current exercise price or any reduced exercise price. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. So long as the trading price for our Common Stock is less than $11.50 per share (or, if the exercise price is lowered, such lower exercise price), meaning the SPAC Warrants are “out of the money,” we believe holders of our SPAC Warrants that were issued will be unlikely to exercise their SPAC Warrants on a cash basis. Similarly, if the trading price of our Common Stock is below $9.4487, meaning the Initial OrbiMed Warrant would be “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant on a cash basis. Additionally, the Initial OrbiMed Warrant, as shown above, is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, including through sales under the SEPA, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance. As a result, if there are any such adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrant will be less than $1.24 million in the aggregate. On November 8, 2024, the reported sales price of our Common Stock was $4.23 per share and the last reported sales price of our Public Warrants was $1.10 per warrant, both of which are lower than the exercise price of the Warrants.
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
Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants. *
The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the Warrants at any given time. As of November 8, 2024, the last reported sales price of our Common Stock was $4.23 per share. So long as the trading price of our Common Stock is less than $11.50, meaning the SPAC Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, we believe that holders of the SPAC Warrants are unlikely to choose to exercise their SPAC Warrants. Similarly, so long as the trading price for our Common Stock is less than $9.4487, meaning the Initial OrbiMed Warrant is “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant. As a result, we may not receive any proceeds from the exercise of the Warrants.
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
As previously disclosed, in October 2023, we entered the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our common stock at our request, subject to terms and conditions specified in the SEPA. During the three and nine months ended September 30, 2024, we sold 1,124,867 and 1,874,867 shares of common stock under the SEPA, respectively, raising $5.6 million and $12.4 million, respectively. Yorkville represented to the Company, among other things, that it is an institutional “accredited investor” as defined in Rule 501(a)(3) of Regulation D under the Securities Act. The securities are being issued and sold by the Company to Yorkville in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	August 16, 2023
3.2	Amended and Restated Bylaws of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.2	August 16, 2023
3.3	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.3	August 16, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	001-39813	4.1	August 16, 2023
4.2	Specimen Warrant Certificate	Form 8-K	001-39813	4.2	August 16, 2023
4.3	Warrant Agreement, dated December 17, 2020, by and between MTAC and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	4.1	December 23, 2020
4.4	Form of Amended and Restated Registration Rights Agreement, by and among TriSalus Life Sciences, Inc., MedTech Acquisition Sponsor LLC, and certain former stockholders of TriSalus Life Science, Inc.	Form 8-K	001-39813	10.1	November 14, 2022
4.5	Registration Rights Agreement, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	4.4	May 15, 2024
4.6	Amendment No. 1 to Warrant Agreement, dated June 26, 2024, by and between the Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	10.1	June 27, 2024
4.7	Description of Securities	Form 10-Q	001-39813	4.7	August 14, 2024
4.8	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV, LP.	Form S-3	001-39813	4.1	October 29, 2024
4.9	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV, LP.	Form S-3	001-39813	4.1	October 29, 2024
10.1+	Credit Agreement, dated April 30, 2024, by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	10.1	May 15, 2024
10.2+	Second Amendment to Lease of Space dated July 17, 2024, by and between TriSalus Life Sciences, Inc. and BPAZ Holdings 14, LLC.	Form 10-Q	001-39813	10.2	August 14, 2024
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

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the
14th day of November, 2024.

TriSalus Life Sciences, Inc.

By:	/s/ Sean Murphy
	Name:	Sean Murphy
	Title:	Chief Financial Officer