Form 10-K
period 2024-12-31
TriSalus Life Sciences, Inc.
filed 2025-04-15
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-39813
__________________________________
TRISALUS LIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	85-3009869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6272 W 91st Ave Westminster, CO Telephone: (888) 321-5212	80031
(Address of Principal Executive Offices)	(Zip Code)
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	TLSI	Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of registrant's common stock at an exercise price of $11.50 per share	TLSIW	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $82,407,511 as of June 28, 2024 (the last trading day of the registrant's most recently completed second quarter), based on the closing price of $5.52 as reported on the Nasdaq Global Market on such date. Shares of the registrant's common stock held by executive officers, directors, and the registrant's affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 32,272,462 shares of common stock as of March 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ending December 31, 2024, ("Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy, the plans and objectives of management for future operations, statements regarding future economic conditions or performance and statements of belief and any statement of assumptions underlying any of the foregoing. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A, "Risk Factors" of this

Annual Report. In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report. You should read this Annual Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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
•Our need for additional capital raises substantial doubt about our ability to continue as a going concern. Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates. We cannot be certain that such additional financing will be available on terms favorable to us, or at all, which could limit our ability to grow and jeopardize our ability to continue our business operations.
•The Dynavax Agreement, entered into by Legacy TriSalus in connection with its purchase of nelitolimod requires us to make potentially significant payments to Dynavax before we will have regulatory approval of nelitolimod and be able to generate revenue from sales of nelitolimod.
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
•Changes in existing third-party coverage or our inability to secure and maintain favorable reimbursement may impact our ability to sell our products, which would materially and adversely impact our business, results of operations, financial condition and prospects.
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

Part I
Item 1. Business
Unless the context indicates otherwise, references in this Annual Report to the “Company,” “TriSalus,” “we,” “us,” “our” and similar terms refer to TriSalus Life Sciences, Inc. (f/k/a MedTech Acquisition Corp.), a Delaware corporation and its consolidated subsidiaries.
Overview
We are a growing, oncology focused medical technology business seeking to transform outcomes for patients with solid tumors by integrating our innovative delivery technology with standard-of-care therapies, and with our investigational immunotherapeutic, nelitolimod, a class C Toll-like receptor 9 ("TRL9") agonist, for a range of different therapeutic and technology applications. Our ultimate goal is to transform the treatment paradigm for patients battling solid tumors. We have developed an innovative technology designed to overcome two of the most significant challenges that prevent optimal delivery and performance of therapeutics in these difficult-to-treat diseases: (i) high intratumoral pressure caused by tumor growth and collapsed vasculature restricting the delivery of oncology therapeutics and (ii) off target delivery. Nelitolimod, specifically, combined with our technology aims to address the immunosuppressive properties of tumor immune cells in liver, pancreas and other solid tumors. By systematically addressing these barriers, we aim to improve response to therapies and to enable improved patient outcomes.
Background
Many solid tumors, especially desmoplastic tumors like pancreatic ductal adenocarcinoma (PDAC), have high interstitial fluid pressure which creates a physical barrier preventing therapeutics from penetrating the tumor. Beyond penetration issues, the blood vessels that supply these tumors are leaky and disorganized, leading to poor distribution of the therapeutic within the tumor.
We have developed a platform approach to address the unique challenges of drug delivery to solid tumors with the goal of overcoming the two primary barriers described above that limit therapeutic delivery and inhibits treatment success:
PEDD & TriNav- Device Business with Potential for Growth:
Our delivery method — Pressure-Enabled Drug Delivery (PEDDTM) (“PEDD”) — modulates pressure and flow within blood vessels to improve intravascular therapeutic delivery into tumors thereby increasing the likelihood of tumor response in comparison to conventional delivery technologies. Our on-market, 510(k) cleared PEDD device, the TriNav Infusion System (“TriNav”) is currently being used for a number of interventional radiology procedures, most commonly transarterial radioembolization (“TARE”) and transarterial chemoembolization (“TACE”) in patients with primary liver cancer or in patients with liver metastases. TriNav is a highly innovative and novel device that is FDA-cleared and has undergone peer-reviewed studies at multiple clinical sites. The PEDD method has now been used in over 21,000 procedures, primarily TACE and TARE. TriNav achieved $29.4 million in revenue in 2024 representing growth of 59.0% vs. the previous year.
We also have developed a separate 510(k) cleared PEDD device for infusions into the pancreas (Pancreatic Retrograde Venous Infusion ("PRVI") device) to treat pancreatic tumors. TriSalus developed a novel way to access the pancreas via the venous vasculature where the vessels are larger, easier to access and PRVI is designed to address many of the limitations inherent to arterial infusions in the pancreas. The PRVI device is currently being studied in a clinical trial for nelitolimod delivery into pancreatic tumors and has completed enrollment in a Phase 1 clinical trial. Although FDA-cleared, the PRVI device has not yet been commercialized and commercial sale is not anticipated before 2026.
We are currently studying the ability of nelitolimod, an investigational class C TLR9 agonist, to reactivate the immune system within the liver and pancreas by broadly reprogramming immune cells and reducing myeloid derived suppressor cells (“MDSCs”), cells which cause immunosuppression, to enable more durable responses to immune checkpoint inhibitors (“CPIs”), thereby improving patient outcomes.
We believe that the combination of PEDD with nelitolimod creates a platform approach with the potential to address common therapeutic barriers across numerous cancer indications affecting the liver and pancreas and that this approach could provide a meaningful benefit to patients. There is also the potential that this platform may not only enable CPIs or other classes of immunotherapeutics, such as cell therapeutics, and, based on published clinical and preclinical data, may prove beneficial when co-administered with currently approved chemotherapeutics and radiation.

We are in the early stages of our development efforts and have only one product candidate, nelitolimod, in early clinical development. We have initiated Phase 1 and Phase 1b clinical trials for nelitolimod, each of which are focused on a different target indication, specifically: uveal melanoma, intrahepatic cholangiocarcinoma and hepatocellular carcinoma ("UMLM", "ICC" and "HCC", respectively), and pancreatic cancer. We expect that any continued investigation for ICC and HCC may continue through Investigator Initiated Trials (IITs). Based on the changing landscape for second line treatment of UMLM, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our Phase I PERIO-03 clinical trial in pancreatic cancer is enrolled and we anticipate data from the study will be available by the end of 2025, depending on when treatment is completed.
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
The unique valve on the PEDD device, referred to as SmartValve, works in sync with the cardiac cycle and preserves more than 70% of forward blood flow with a pulsative response (vs. total occlusion) due to its intermittently occlusive design. This physiologically increases local vascular pressure at the target location close to the tumor, infusing therapeutics into resistive tumor vessels to enable deeper perfusion and to improve therapeutic delivery. The SmartValve also provides a fixed centro-luminal catheter position, unlike a standard microcatheter where the position of the catheter is in a random, off-centered position. This more reproducible catheter positioning has been associated with a more homogeneous particle distribution in an in vivo hepatic arterial model. The SmartValve has also been shown to reduce or eliminate reflux and has been shown in clinical studies to reduce delivery of therapeutics to non-target tissues.
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
The PEDD approach is designed to provide a reliable method to maximize the tumor to normal liver ratio (“T/N ratio”). PEDD devices are designed to not only increase therapeutic delivery to target tumors but also to provide protection to minimize off-target delivery of radioactive micro spheres and the potential complications associated with undesired normal tissue exposure. A pilot study of a PEDD catheter not only demonstrated reduced hepatic nontarget embolization but also found a significant increase in tumor deposition of 99mTc-MAA by a factor of 1.68 (range 1.33 to 1.90, p < 0.05). Another study at the Saint Luc University Hospital and King Albert II Cancer Institute in Brussels, Belgium confirmed the superiority of PEDD devices in improving tumor deposition in liver radioembolization with resin microspheres.
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
Treatment of Liver Tumors with Transarterial Chemoembolization ("TACE")
TACE is an image-guided, locoregional therapy that involves hepatic artery embolization with intra-arterial infusion of a chemotherapeutic agent and is used most commonly for treatment of HCC and hepatic metastases of colorectal and neuroendocrine tumors in the U.S. As with TARE, the goal of TACE procedures is to deliver chemotherapeutic agents (in either an emulsion or as part of a drug-eluting bead system) with the goal of complete tumor coverage while avoiding delivery of therapeutic or embolic beads to normal tissue.

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
TriSalus recently published a Health Economic and Outcome Research ("HEOR") study looking at real-world data capturing both safety and clinical complications for TriNav as compared to conventional catheters over the 2020-2022 time period. This study utilized a large, 300 million patient datasets covering 98% of US payers. These data, which compared key characteristics and clinical complication rates of 603 PEDD patients with those of 16,210 non-PEDD patients, provide valuable insights into the benefits of PEDD technology that would otherwise have taken many years to accumulate through alternative approaches, e.g., randomized controlled clinical trials.

Key findings include that TriNav patients, despite a higher baseline disease burden and clinical complexity as compared to non-TriNav patients, showed overall clinical results comparable to the patients with lower disease burden. The study also revealed that:
•TriNav patients showed reduced rates of post-procedure fatigue compared to non-TriNav patients
•In TACE procedures, interventional radiologists were able to deliver significantly more chemotherapeutic to the tumor when using TriNav vs. the amount delivered using standard catheters, a critical treatment goal.
•TriNav TACE patients had fewer 30-day inpatient visits post-procedure vs. non-TriNav patients in matched cohort comparison.
•TriNav HCC patients were more likely to have a liver transplant in matched cohort comparison.
•TriNav TARE patients with liver metastases had fewer clinical complications post-procedure vs. non-TriNav patients in matched cohort comparison.
•In patients with HCC, TriNav patients showed lower rates of post-procedural gastric ulcers and jaundice.
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
TriNav Market Opportunity
TACE and TARE are widely used locoregional therapies for HCC, colorectal liver metastases ("CRLM"), and neuroendocrine tumor ("NET") liver metastases. However, significant unmet medical needs remain. One major challenge is inconsistent drug delivery; traditional embolization techniques often result in suboptimal drug penetration due to high intratumoral pressure and poor perfusion, limiting treatment efficacy. Additionally, tumor heterogeneity and vascular variability can lead to uneven distribution of therapeutic agents, reducing overall response rates. Another key limitation is treatment resistance and recurrence, as embolization alone does not fully eradicate microscopic disease, necessitating repeat procedures that may compromise liver function over time. Furthermore, post-embolization syndrome, characterized by pain, fever, and liver dysfunction, impacts patient quality of life and may delay subsequent treatments.
TriNav is focused on improved therapeutic delivery and reduction of off target effects on a range of liver tumors including HCC, colorectal liver metastasis and neuro endocrine tumors. The incidence of primary and metastatic liver tumors has been increasing, presenting a large opportunity given the poor outcomes associated with liver cancers, whether primary or metastatic. According to the American Cancer Society, primary liver tumors, including ICC and HCC, currently represent more than 42 thousand cases annually in the U.S. The liver is also one of the most common sites for metastases, which is cancer that has spread from another site, and according to the National Cancer Institute and recent epidemiological data, there are at least 96,000 individuals diagnosed annually with liver metastases, primarily from colorectal cancer or non-small cell lung cancer, for a total of more than 137,000 new liver cancer diagnoses per year.
We estimate that 60% of these patients are eligible for TACE or TARE procedures and that between 75% and 80% are appropriate candidates for our current TriNav device, representing a potential market opportunity of approximately 62 thousand units, or approximately $494.0 million, based on our current price of $7,983.
TriSalus recently expanded its portfolio of PEDD devices with the launch of the TriNav LV Infusion System ("TriNav LV") and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is suitable for patients with vessels sized between 3.5 and 5.0mm and is expected to allow us to meaningfully expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining, and reverse curve design to support femoral access for the TriNav LV, which we believes will enhance procedural efficiency. These new products are eligible for the same Healthcare Common Procedure Coding System ("HCPCS") reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures.
One potential new application for TriNav LV is the use of the technology for uterine fibroid embolizations ("UFEs"). Roughly 10% of women aged 18-65 lives with uterine fibroid today and current treatment approaches include hysterectomy, endometrial ablation and uterine fibroid embolizations. We estimate TriNav LV is applicable for 20 thousand UFEs per year, expanding the market opportunity by approximately $160.0 million.

TriSalus also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intends to enroll 100 patients across at least five leading academic sites. It is estimated that approximately 5% of adults have multinodular goiters, and the prevalence in adults over 50 is estimated to be up to 50%. We estimate that this could expand the addressable market for TriNav by approximately 50 thousand procedures, representing an incremental $400.0 million market opportunity. This new procedure utilizing the TriNav system is also eligible for the same HCPCS reimbursement code allowing for seamless integration into current billing approaches.
Additionally, through our pancreas infusion technology we believe we can deliver to the site of disease (pancreatic tumor) in combination with systemic therapy allowing for maximum concentration of the therapeutic directly to the tumor with potential reduced toxicity. We believe that this technology potentially could treat 2 thousand patients annually adding an additional market expansion of $400.0 million.
Another potential application of TriNav is for the use in prostate embolization’s. Current treatment options for men with enlarged prostate include prostatectomy, trans-urethral prostate resection, alpha blockers and 5-alpha reductase inhibitors and other options. Prostate embolization’s offer a minimally invasive alternative to pharmaceutical side effects or surgical complications. We estimate that TriNav has potential in 25 thousand patients of the 100 thousand patients diagnosed with the disease.
The estimated total addressable market for TriSalus PEDD technology in the U.S. is project to exceed $1.6 billion annually. The market is divided into a current market valued at $900.0 million and an additional market opportunity estimated at $700.0 million. The analysis is based on patient population estimates for various conditions where PEDD may be applicable, including liver cancer, multinodular goiter, locally advanced pancreatic cancer, UFEs and prostate embolization.
TriNav Positioning
Multiple clinical studies, both in TACE and in TARE, have demonstrated that the PEDD™ approach can increase therapeutic delivery to the tumor while decreasing delivery of radioembolics or chemoembolics to healthy tissue. Our recently published HEOR study clearly demonstrates that TriNav is used in patients with a high burden of disease, and in patients who are more advanced in their disease progression as evidenced by higher comorbidities, greater levels of liver-related adverse events prior to their embolization procedures, higher rates of previous embolization, and higher rates of previous systemic therapy.
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
•Large tumors (> 5 cm);
•Multiple comorbidities; and
•Hypovasular tumors.
Given this evidence base, we are positioning TriNav to become standard of care for complex patients and are instructing our sales organization to focus interventional radiologists’ utilization of TriNav on these complex patients where TriNav has been shown to provide benefit when compared to standard catheters.
Reimbursement
In December 2023 TriNav received a unique and permanent HCPCS code from Centers for Medicare & Medicaid Services (“CMS”), C9797, which has been assigned to APC 5194 (Level 4 Endovascular Procedures) for calendar year 2025 with a payment rate of $17,957. This code can be used without restriction for any embolization or occlusion procedure consistent with the TriNav Instructions for Use and is reimbursed in the hospital outpatient and ambulatory surgery center settings. With the provision of this code, reimbursement for TriNav has continued uninterrupted from the launch year. The C9797 code brings significant benefit vs. previous CMS coverage as the new code is not restricted to use in conjunction with specific CPT codes, which was the case under TPT status. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3

Endovascular Procedures) for the calendar year 2025 with a payment rate of $11,341. This new code provides reimbursement clarity for mapping procedures conducted prior to TARE.
Our Customers & Stakeholders
We aim to interact closely with all our key stakeholders to ensure a patient’s experience is beneficial. We view our customers as including the interventional radiologists, IR technicians, medical oncologists, nursing support, and the Value Analysis Committee ("VAC") staff, who either use our products or recommend the purchase of such products to hospitals and, most importantly, the patients they treat.
Our goal is to establish a high level of engagement and trust with the various clinicians and support individuals in the hospital as well as with patients. Additionally, we believe that many hospitals are under cost pressure and need education on, and assistance to support and embrace, the use of modern technology. We have reimbursement, clinical and technical support to ensure each clinician and support individual feels confident in using our technology.
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
Sales and Marketing
We have established a commercial infrastructure designed to drive TriNav adoption among interventional radiologists and oncologists. Our commercial strategy for TriNav targets hospitals through direct sales engagements with clinicians and the broader medical, hospital and technical staff. TriSalus utilizes a direct sales model to hospitals and ambulatory surgery centers nationwide. Our current sales focus is on targeting hospitals and major academic medical centers with the highest levels of TACE and TARE procedures.
Our sales representatives and sales managers have substantial medical device sales experience and market our products directly to interventional radiologists who perform TACE and TARE procedures. We are focused on developing strong relationships with our physicians and hospital customers in order to educate them on the use and benefits of our products. Similarly, our marketing team has a significant amount of domain expertise. Our sales and marketing team totals 53 professionals as of December 31, 2024.
The use of TriNav is consistent with the current steps an interventional radiologist utilizes to conduct TACE and TARE procedures. Following instructions from one of our sales representatives on how best to manage optimal functioning of the SmartValve, we believe the TriNav catheter is intuitive, and relatively easy to use. We believe this provides value to our customers and makes our sales model a source of competitive advantage. A lower service burden means we can develop a cost-efficient sales model by optimizing a mix of clinical specialists and sales representatives. In the U.S., TriNav can be provided to hospitals on a consignment basis whereby title is transferred when the technology is used in clinical procedures. Other hospitals purchase TriNav directly, and TriNav is sold for a predetermined set fee for each catheter via a predetermined contract or purchase order.
Industry and Competition
Our industry is highly competitive and subject to rapid and significant technological change as research provides a deeper understanding of the pathology of diseases and new technologies and treatments are developed. We believe our scientific knowledge, technology, and development capabilities provide us with substantial competitive advantages, but we face potential competition from multiple sources, including large pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies.
TriNav Competition
The primary competition for TriNav is the standard microcatheter, which is frequently used in minimally invasive procedures for delivering therapeutics or devices (e.g., Y90). However, standard microcatheters do not have the ability to modulate pressure and flow or to improve the T:N ratio, nor do they have clinical evidence or data that they can improve therapeutic delivery to liver and pancreatic tumors.
Microcatheters are manufactured by a wide range of medical device manufacturers. Besides the standard microcatheter, there are two other competitive products: Embolix’s Sniper and Merit Medical's Swift NINJA.

Some of our competitors are large, well-capitalized companies with significantly larger market shares and resources than we have. As a consequence, they are able to spend more money on product development, marketing, sales, and other products. We also compete with smaller, niche players that have less resources and more limited influence in the market.
Growth Opportunities - TriNav Product Improvements
We are committed to advancing our technology to improve patient outcomes. Major areas of product enhancement underway at the Company includes incorporation of sensing and machine learning into our technology to improve patient outcomes while also exploring potential new applications outside of our current core focus on liver and pancreatic cancer. These include:
•Precision therapeutic delivery – By more accurately measuring both pressure and flow within blood vessels feeding tumors, we expect healthcare providers will be able to more efficiently and precisely overcome mechanical barriers in the tumor microenvironment.
•Reduced treatment toxicity – Fine-tuning treatment regimens based on real-time pressure and flow data may help minimize treatment toxicity by delivering therapeutic agents more precisely to the tumor while sparing healthy tissues. Current PEDD™ devices are able to significantly outperform conventional microcatheters in delivering more dose to the tumor while sparing normal tissue (improving the T:N Ration), and we are focused on enhancing this capability.
•Real-time monitoring – Continuous monitoring of pressure and flow allows for real-time assessment of optimal therapy delivery. This enables clinicians' ability to adjust treatment strategies promptly based on dynamic changes in the tumor’s vascular characteristics, optimizing therapeutic efficacy while minimizing potential side effects.
•Additional applications – TriSalus continues to explore opportunities to improve patient outcomes in interventional radiology procedures beyond the liver and pancreas. Potential areas where PEDD™ devices may be able to improve outcomes and/or reduce post-embolization complications include benign goiter, UFE, geniculate artery embolization for osteoarthritis of the knee, and prostate embolization for prostatic hyperplasia, among others.
We are committed to enhancing our technology by incorporating new technologies that provide meaningful improvements in treatment outcomes and where we can gather new data to support continued product development. Most importantly, we are focused on improving personalized treatment strategies and improving patient outcomes in a range of disease areas. Research and development efforts are currently underway on a variety of different technologies with plans for future product launches within the next several years.
Pancreatic Retrograde Venous Infusion Device
Additionally, we are advancing our PRVI, which is currently 510(k) cleared by the FDA and in a Phase 1 clinical trial for locally advanced pancreatic cancer.
Our PRVI approach seeks to address many of the key challenges associated with delivering therapeutics to pancreas tumors. In contrast to the liver, pancreatic arteries feeding tumors are small and tortuous, making targeted delivery challenging. Venous access affords anatomic advantages due to the presence of larger diameter vessels. Additionally, pancreatic tumors exhibit a dense, desmoplastic stroma that limits the delivery of therapeutics. The PEDD™ method is design to address the mechanical barriers. Certain cell types within the stroma construct an immunologically suppressed microenvironment that prevents the local immune system from clearing the tumor. We believe our PRVI device may address these challenges by:
•Modulating pressure and flow to overcome mechanical barriers;
•Embedding real-time pressure sensing capability important to ensure a pressure flow that stays within safe and appropriate pressure levels and that avoids hypoxia; and
•Enabling a therapeutic index that is efficacious while limiting toxicity compared to systemic dosing.
The Pancreatic Retrograde Venous Infusion Device has not been commercialized and commercial sales are not anticipated before 2026.

Pre-clinical pancreatic cancer model experiments indicated that using the PRVI method of PEDD™ improved drug delivery 3.6-7.0-fold. We studied PRVI in an orthotopic murine model of PDAC and demonstrated that PRVI delivery of gemcitabine increased intra-tumoral drug concentrations and enhanced the subsequent tumor responses to treatment. PRVI infusion of gemcitabine resulted in more than 100-fold greater tumor concentrations compared with systemic delivery (127 vs 19 ng/mg; P < .01) and lesser tumor volume compared with both systemic gemcitabine and saline via PRVI (274 vs 857 vs 629 mm3; P < .01). The same mouse model was employed to assess the impact of PRVI on tumor uptake and response to oxaliplatin. It was found that PRVI administration of a 2mg dose of oxaliplatin resulted in a significant decrease in tumor size while preserving nerve conduction velocity and nerve tissue morphology as compared to standard delivery methods under histopathological analysis.
Other Commercialization Growth Opportunities
•Expand TriNav Sales Organization in the U.S.: We sell TriNav through our direct sales organization in the U.S. Our sales team has in-depth knowledge of the markets in which we compete and in which we seek to compete. We have recently expanded our specialized sales organization across the U.S. to provide broader hospital coverage and increased time for the representative to expand utilization within hospital targets from which we expect to foster deep relationships with physicians and drive revenue growth. We intend to expand our commercial organization over the next several years to ensure full coverage of the embolization market and drive revenue growth.
•Develop Collaborations with Therapeutic Partners. The PEDD™ approach has been shown to be able to improve uptake into tumor tissue of a range of therapeutics in both human studies and in animal models. Immunotherapeutics, chemo- and radioembolics, chemotherapeutics and cell therapies have all been shown to have improved uptake when delivered by a TriNav vs. standard approaches. We may explore opportunities to partner with therapeutics companies at all stages of development and commercialization in collaborations designed to improve targeted delivery of therapies to patients in a manner that can improve outcomes in areas of high unmet medical need
•Continue Partnering with Leading Academic Medical Centers. We will continue to progress our clinical evidence of the value of PEDD™ through TriSalus-sponsored and investigator-sponsored research. Currently we have multiple investigator-initiated trials at major medical centers exploring the benefit of TriNav and the PEDD method in TARE, TACE and uterine fibroid embolization. We intend to complete these trials while also planning and initiating additional trials that have the potential to further define the benefit that TriNav can bring to areas of unmet medical need.
Nelitolimod: Promising Therapeutic Opportunity
Strategic Acquisition of Nelitolimod
In July 2020, we acquired nelitolimod, a class C TLR9 agonist, from Dynavax Technologies Corporation (“Dynavax”). Prior to acquiring nelitolimod, we embarked on a comprehensive landscape assessment evaluating assets currently or formerly in clinical development that would fit the criteria for optimal immunomodulation of the TME in the liver and pancreas. Our selection criteria included the identification of an immunotherapeutic with a potential mechanism of action to specifically address immunosuppressive mechanisms in the liver and/or pancreas; the potential to enable systemic checkpoint inhibition in patients with liver or pancreatic tumors to the extent observed in other indications; the ability to broadly reprogram the TME while addressing Myeloid Derived Suppressor Cells (a key cell type that suppresses the immune system in the liver and pancreas); and a therapeutic where locoregional delivery would be expected to improve outcomes.
We chose to focus on TLR agonists since they are well known to have broad TME modulating effects with induction of immunity at distal sites and the potential to turn “cold tumors”, such as those affecting the liver and pancreas, “hot”, meaning responsive to immunotherapeutics such as ICIs. Many TLR agonists have been in clinical development with varying results, most often using needle injection strategies which limit the ability to treat multiple or large tumors. TLR agonists are generally not safe to be administered intravenously due to concerns related to excessive immune cell activation.

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
We have initiated Phase 1 and Phase 1b clinical trials for nelitolimod, each of which are focused on a different target indication, specifically UMLM, ICC and HCC, and pancreatic cancer. We expect that any continued investigation for ICC and HCC will only continue through IITs. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our Phase I PERIO-03 clinical trial in pancreatic cancer is enrolled and we anticipate data from the study will be available in sometime in 2025, depending on when treatment is completed.
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
For immunostimulatory drugs like nelitolimod to enable CPIs and other forms of immunotherapy, successful delivery into tumors is necessary. Intratumoral pressure in the TME may result in subtherapeutic drug concentrations at the site of disease. With systemic IV infusion, it is difficult to achieve therapeutic levels within the tumor due to distribution of cardiac output and high intratumoral pressures, and off-target toxicity is common. Local needle injection, the traditional approach for TLR agonists since they typically cannot be administered systemically, is highly localized at the point of insertion, not uniformly distributed throughout the tissue (particularly in patients with large or multiple tumors), and physically impractical for most tumors, including liver and pancreas. Importantly, regional intravascular delivery with standard microcatheters does not address the intra-tumoral pressure barrier, while balloon catheters cause a cessation of forward blood flow, which may eliminate the ability to augment baseline intravascular pressure.
Nelitolimod mechanism of action
As a class C TLR9 agonist, nelitolimod has the capacity to stimulate a broad array of immune cells and induce numerous cytokines. In addition, nelitolimod may be able to reduce myeloid suppressor cells in the liver and pancreas. Based on published clinical and preclinical data, TLR9 agonists may also have beneficial effects when combined with chemotherapeutics and/or radiation.

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
Uveal Melanoma Liver Metastases
With fewer than three thousand new diagnoses per year in the U.S., uveal melanoma is a rare solid organ malignancy in which metastatic spread to the liver results in rapidly progressive and often fatal disease. Uveal melanoma arises from melanocytes within the uveal tract, but it is a unique disease with distinct genetic, chromosomal, and biologic features not observed in cutaneous melanoma. Metastatic disease occurs in more than 50% of patients and involves the liver in up to 90% of metastatic patients.
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
For patients not eligible for tebentafusp (Kimmtrak), CPIs that target CTLA-4, such as ipilimumab, and those that target PD-1, such as nivolumab and pembrolizumab are often used off-label. However, they have had limited efficacy in metastatic uveal melanoma. An important contributor to the failure of current therapies to effectively treat uveal melanoma is the profoundly immunosuppressive intrahepatic environment.
Market Opportunity for Investigational Therapeutic Nelitolimod
Nelitolimod Market Opportunity
According to the American Cancer Society, the National Cancer Institute and our most up-to-date epidemiology, there are approximately 137 thousand new cases of primary and secondary liver cancers diagnosed annually in the U.S. alone, and more than 60 thousand cases of pancreatic cancer diagnosed each year. Of these, more than 80 thousand may be addressable through our nelitolimod /PEDD platform for liver and pancreas. Additionally, there is a high global incidence in key targeted indications, such as HCC and ICC, providing an additional opportunity outside the U.S. The incidence of pancreatic cancer in the U.S. is more than 64 thousand annually with more than 90% of these being pancreatic ductal adenocarcinoma (“PDAC”).
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
Nelitolimod Potential Indications: UMLM
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
Currently, there are limited treatments for uveal melanoma. Immunocore’s Kimmtrak® is indicated for the treatment of HLA-A*02:01 positive adults with unresectable or metastatic uveal melanoma. Although an improvement over previous therapeutic options, it is only available to approximately 50% of uveal melanoma patients due to its HLA restriction. Kimmtrak was approved by the FDA with median overall survival of 21.7 months and 1-year overall survival of 73% in first line patients. Approximately 50% of the population who are HLA-A*02:01 negative still have not approved treatment option with limited late-stage clinical trials ongoing (Ideaya’s Darovasertib is being studied in combination with crizotinib, is currently in a trial that is potentially registrational). In these patients, dual agent CPI treatment is commonly used with median overall survival of approximately 19 months demonstrated in a small Phase 2 trial. HepzatoTM from Delcath was also recently approved and is available through a Risk Evaluation and Mitigation Strategy program. Use of HepzatoTM requires placement of three catheters (two in the groin and one in the neck) to deliver a chemotherapeutic.
We are seeking to create a TME more amenable to checkpoint inhibition, which we believe may potentially be achievable due to direct delivery of nelitolimod to the liver with PEDD, the dual mechanism effect of broad intratumoral immune stimulation coupled with elimination of MDSCs, and the absence of HLA restrictions. Based on the changing landscape of second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication.
Clinical Site Partnership
MD Anderson Cancer Center
We have been engaged with top academic sites and leading clinicians in the liver and pancreas cancer spaces. All three PERIO programs have been centered on a 5-year Alliance Program with the University of Texas MD Anderson Cancer Center (“MDACC”) which we entered into in March 2021 (the “MDACC Agreement”). Pursuant to the MDACC Agreement, investigators at MDACC agreed to serve as the lead clinicians for the PERIO-01, PERIO-02, and PERIO-03 studies and we agreed to pay $10.0 million in collaboration funding to MDACC to conduct preclinical and clinical studies as mutually agreed by the parties. To date, we have paid an aggregate of $8.0 million towards these studies. The term of the agreement is for the later of (i) five years or (ii) until the applicable studies are completed. Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach.

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
Nelitolimod Competition
We expect nelitolimod to compete primarily with a number of therapeutics that are now, or will soon be, approved for use in UMLM with liver metastases and locally advanced PDAC. These therapeutics include a range of immunotherapeutics (e.g., tebentafusp for HLA-A*02:01 positive metastatic uveal melanoma patients.
Uveal Melanoma
There are currently two FDA-approved therapies for uveal melanoma liver metastases, Immunocore's Kimmtrak® (tebentafusp) and Delcath's Hepzato KitTM. Kimmtrak is a bispecific fusion protein that recognizes two targets, with one target present on melanoma cells, and the second target present on T cells. As with all T-cell receptor products, only patients with specific HLA types are eligible for treatment. As a result, only approximately 50% of stage IV uveal melanoma patients are eligible to receive tebentafusp, and a significant unmet need still remains. Hepzato Kit is designed to deliver high-dose chemotherapy to the liver while limiting systemic exposure. Hepzato Kit carries several black box warnings, is only available at select institutions through a Risk Evaluation and Management Strategy ("REMS"), and is associated with a high rate of Grade 3 or 4 adverse events. We believe that even with the availability of the Hepzato Kit, as an alternative for some uveal melanoma liver metastases patients, significant unmet needs remains for these patients.

Ideaya’s Darovasertib, in combination with crizotinib, is currently being studied in HLA:A*02:01 negative patients in a potential registrational trial. We believe that nelitolimod delivered with PEDD to the site of disease with its believed dual mechanism effect of broad intratumoral immune stimulation coupled with elimination of MDSCs, combined with systemic checkpoint inhibition, has the potential to outperform current treatment options. Nelitolimod, if approved, would address the entire stage IV uveal melanoma patient population, with no limitations based on HLA typing.
Pancreatic Ductal Adenocarcinoma
Current preferred therapy for PDAC is either a clinical trial or chemotherapy (commonly the FOLFIRINOX regimen, + subsequent chemoradiation with a more recent approval of NALIRIFOX which uses liposomal irinotecan rather than standard irinotecan). These chemotherapeutic treatments have significant toxicities and limited efficacy, leaving significant unmet medical need in this disease. In December 2024, the FDA approved BIZENGRI (Zenocutuzamab )for pancreatic adenocarcinoma that harbors NRG1 gene fusions and are advanced unresectable or metastatic. Revolution Medicine is in a Phase 3 registrational trial for RMC-6236, a RAS multi-selective inhibitor. Revolutions trial is anticipated to enroll approximately 460 patients who have received prior PDAC therapy and harbor RAS mutations. Other clinical trials for PDAC are early stage and are evaluating combinations of targeted therapies and immunotherapy.
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

Pursuant to the Dynavax Agreement, we made an upfront payment to Dynavax of $5.0 million, and on December 30, 2020, made an additional payment of $4.0 million to reimburse Dynavax for clinical trial expenses incurred. Dynavax may also receive certain development milestone consideration dependent on the results of (a) certain clinical studies, (b) the dosing of patients in clinical trials, (c) what phase of clinical trial nelitolimod reaches, and (d) regulatory approval. The development milestones are valued up to $170.0 million. Dynavax may also receive certain commercial milestone payments based on (a) first commercial sale and (b) net sales in a fiscal year. Such commercial milestone payments are valued up to $80.0 million. As of December 31, 2024 and 2023, we have made three milestone payments of $1.0 million each, totaling $3.0 million; no payments were made in the twelve months ended December 31, 2024.
We also are obligated to pay Dynavax certain royalty payments equal to 10% of aggregate net sales of products containing the nelitolimod compound acquired during each fiscal year up to and including $1 billion and 12% for the portion of aggregate net sales during a fiscal year greater than $1.0 billion, subject to certain adjustments. Our royalty payment obligations shall expire on the latest to occur of: (i) expiration of the last-to-expire claim of an issued and unexpired patent relating to nelitolimod that claims such product (or compound contained therein) or the manufacture or use thereof in the applicable country of sale, or (ii) 10 years after the first commercial sale of such product in such country.
Manufacturing
Manufacturing
We manufacture TriNav at our facility in Westminster, Colorado, and have adequate capacity to meet anticipated commercial and clinical demands through the next several years. We are continually strengthening our supply chain and are currently qualifying additional third-party suppliers for select components of TriNav. These alternate third-party suppliers of TriNav components are subject to qualification and approval from the FDA.
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
Patents
As of December 31, 2024, we owned at least 79 registered patents expiring between 2030 and 2040, with at least an additional 86 pending patent applications.
For our TriNav device, we are the sole owner of five granted U.S. patents, five pending U.S. patent applications, eight foreign patents (counting national validations in Europe) and two pending foreign patent applications in Canada and Europe relating to a dynamic reconfigurable microvalve protection device and the PEDD method for infusing an immunotherapy agent to a solid tumor and method for selective pressure-controlled therapeutic delivery. The five granted U.S. patents expire between 2031 and 2038. The eight granted foreign patent expire in 2038. Any patents issuing from the pending patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2030 and 2041, without accounting for potential terminal disclaimers or potentially available patent term adjustments or extensions.

For the TriSalus Infusion System, we are the sole owner of five granted U.S. patents, five pending U.S. patent applications, 12 granted foreign patents (counting national validations in Europe) and two pending foreign patent applications in China and Europe relating to closed tip dynamic microvalve protection device, atraumatic occlusive system with compartment for measurement of vascular pressure change, method for selective pressure-controlled therapeutic delivery and the PRVI method for pressure-controlled retrograde venous therapeutic delivery. The five granted U.S. patents expire between 2035 to 2038. The 12 granted foreign patents expire between 2035 and 2040. Any patents issuing from the pending patent applications (or in the case of priority applications, if issued from future non-provisional applications that we file) are expected to expire between 2035 and 2041, without accounting for potential terminal disclaimers or potentially available patent term adjustments or extensions. Some patents and applications relating to the TriSalus Infusion System overlap with those identified for the TriNav device.
For nelitolimod, we are awaiting three pending U.S. patent application, two pending PCT patent applications, 16 pending foreign patent applications relating to immunostimulatory sequence oligonucleotides and methods of using the oligonucleotides and specifically nelitolimod. However, we jointly own with Merck Sharp & Dohme LLC two granted US and 14 granted foreign patents (counting national validations in Europe) that expire in 2036 and related to nelitolimod, which is a CPG-C type oligonucleotide, as discussed further below. We also jointly own a pending U.S. patent application with the Regents of the University of California and H. Lee Moffitt Cancer Center and Research Institute, Inc.
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
Trademarks
We also rely on 18 registered trademarks and trade designs to develop and maintain our competitive position. TriNav, SmartValve, and TRISALUS LIFE SCIENCES are registered trademarks of ours in the U.S, and we have pending applications for U.S. trademarks for TRISALUS, SMARTSENSE, TRIGUIDE, TRISALUS CLINICAL ESSENTIALS.
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
We plan to seek FDA approval of nelitolimod delivered via PEDD through the 505(b)(1) regulatory approval pathway, as part of a combination regimen with other therapeutics. A combination regimen requires data demonstrating the contribution of each drug in the regimen to the treatment of the disease under study. For nelitolimod to obtain approval, we will be required to produce data to confirm its contribution to the regimen improves the efficacy of the therapeutic regimen. There is FDA precedent for this data to be obtained from a number of sources, including, a comparator in a controlled trial, prior FDA approvals, historic data from other clinical trials or meta-analysis of clinical practice or “real world” data.
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
Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200 thousand individuals in the U.S. If a sponsor demonstrates that a drug product qualifies for orphan drug designation, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication generally is granted seven years of orphan drug exclusivity (to run concurrently with any other granted exclusivities). During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.
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
There has been increasing legislative and enforcement interest in the U.S. with respect to prescription-pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
It is possible that other healthcare reform measures may be adopted in the future, which may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product,, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
Furthermore, the healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures using our products will be reimbursed at a cost-effective level. Nor can we be certain that third-party payors using a methodology that sets amounts based on the type of procedure performed, such as those utilized by government programs and in many privately managed care systems, will view the cost of our products to be justified so as to incorporate such costs into the overall cost of the procedure. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. Moreover, we are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors in the future. In December 2023, CMS granted a New Technology HCPCS code for procedures involving TriNav. This code, C9797, became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers. There can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all.
TriSalus has been in active discussion with CMS with the goal of clarifying that the current code used for TriNav procedures, C9797, covers both "mapping" or "simulation" procedures. These procedures precede the actual Y90 delivery, usually from several days to several weeks, are critical for determining the optimal dose to be delivered and are an essential component of the treatment plan for patients receiving Y90 therapy. Specifically, we have asked for minor changes in the language of the code to make it clearer that simulation procedures, commonly referred to as mappings, are reimbursed when a TriNav is used. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE.
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
Facilities
Our principal office is located in Westminster, Colorado, where we lease approximately 21 thousand square feet of office, manufacturing, and warehouse space pursuant to a lease that expires on December 31, 2031. The lease includes one extension option, for five years. We have not yet determined if we will exercise the extension option. We also lease office facilities in Bannockburn, Illinois, and laboratory space at Rhode Island Hospital in Providence, Rhode Island. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
Our Team
As of December 31, 2024, we had approximately 110 full-time employees, including six employees who held Ph.D. or M.D. degrees.
None of our employees are represented by a labor union or covered under collective bargaining agreement. We have not experienced any material work stoppages and we consider our relationship with our employees to be good, healthy and transparent. We actively engage with managers to collect feedback and ideas on how to improve our working environment.
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
Corporate Information
We were incorporated in Delaware in September 2020. Our principal executive offices are located at 6272 W. 91st Ave., Westminster, Colorado 80031 and our telephone number is (888) 321-5212. Our corporate website address is www.trisaluslifesci.com. We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, press releases, public conference calls and public webcasts. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only. For additional information, see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report, and (3) Business Combination of our audited consolidated financial statements for the year ended December 31, 2024, included in Item 8 of this Annual Report.
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
We are a commercial-stage medical device and Phase I clinical-stage pharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We have incurred significant losses since inception, including net losses of $30.0 million and $59.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $279.5 million. We anticipate incurring increased sales and general and administrative expenses related to our operations and transition into a public company for the foreseeable future. Losses will likely continue and may increase in the future as we continue to incur significant expenses related to drug development. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by clinical-stage pharmaceutical companies. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these efforts, it could have a material adverse effect on our business, financial condition or results of operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
Our need for additional capital raises substantial doubt about our ability to continue as a going concern. Until we are able to generate significant revenues or achieve profitability through product sales, we will require substantial additional capital to finance our operations and continue development of our product candidates. We cannot be certain that such additional financing will be available on terms favorable to us, or at all, which could limit our ability to grow and jeopardize our ability to continue our business operations.
This Annual Report includes disclosures regarding management’s assessment of our ability to continue as a going concern as our current liquidity position and recurring losses from operations since inception and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we had $8.5 million in cash and cash equivalents. Based on our sales, operations, and research and development plans, we expect that our existing cash and cash equivalents will not be sufficient to fund operations for at least the next 12 months from the issuance date of this Annual Report. As a result, there is substantial doubt about our ability to continue as a going concern. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the commercialization of TriNav, and clinical trials and other development, manufacturing and regulatory activities for TriNav, nelitolimod, and our other product candidates, and discovery research and development. Based on our history of losses, we do not expect that we will be able to fund our longer-term capital and liquidity needs through our cash balances, operating cash flow, and the proceeds from the OrbiMed Credit Agreement alone.
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
◦our ability to access the remaining available loan amount under our OrbiMed Credit Agreement if and when needed;
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
If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Common Stock. Subject to limited exception, we are prohibited from incurring indebtedness without the prior written consent of OrbiMed pursuant to the OrbiMed Credit Agreement. Regardless, any debt financing that we may secure in the future could involve significant fixed payment obligations and restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, we may need to delay, reduce the scope of or put on hold one or more research and development programs or commercialization efforts while we seek strategic alternatives, and our ability to continue to support our business growth and to respond to business challenges and opportunities could be significantly impaired.
We may also need to seek collaborators for nelitolimod and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to nelitolimod and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of Common Stock to decline. Further, our ability to raise additional capital and the interest rate of our term loans under the OrbiMed Credit Agreement may be adversely impacted by potential worsening global economic conditions, and the continued disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical events, including the wars in Ukraine and the Middle East, and disruptions to the U.S. banking system due to bank failures. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. If we are unable to raise sufficient additional capital, we could be forced to curtail our planned operations and the pursuit of our growth strategy and business development efforts, which could jeopardize our ability to continue our business operations.

Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders, adversely affect the market price of our Common Stock or introduce covenants that may restrict our operations.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, such offerings may reduce the market price of the Common Stock, and the terms may include a preference on liquidating distributions or a preference on dividend payments or other preferences that adversely affect the rights of existing stockholders. Thus, existing holders of our Common Stock bear the risk of our future offerings reducing the market price of our Common Stock and diluting their shareholdings in us. For instance, in October 2023, we entered into a standby equity purchase agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (“Yorkville”), whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our Common Stock at our request, subject to terms and conditions specified in the SEPA. We have, and in the future may continue to, sell shares of our Common stock to Yorkville under the SEPA. In addition, the OrbiMed Credit Agreement requires us to make payments of interest and principal and subject us to a number of restrictive covenants, including among others, limitations on our ability to incur additional debt; create liens and encumbrances; merge, dissolve, merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with our affiliates; enter into certain restrictive agreements; and license intellectual property rights. If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.
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
We have entered into the OrbiMed Credit Agreement, pursuant to which we may borrow up to $50.0 million in senior secured term debt. Our obligations under the OrbiMed Credit Agreement are secured by substantially all of our assets.
We are subject to a number of affirmative and restrictive covenants pursuant to the OrbiMed Credit Agreement, which limit or restrict our ability to, among others (subject to certain qualifications and exceptions): create liens and encumbrances; incur additional indebtedness; merge, dissolve, liquidate or consolidate; make acquisitions, investments, advances or loans; dispose of or transfer assets; pay dividends or make other payments in respect of our capital stock; amend certain material documents; redeem or repurchase certain debt; engage in certain transactions with our affiliates; and enter into certain restrictive agreements. In addition, we are required to maintain at least $5.0 million of unrestricted cash and cash equivalents at all times (which requirement will increase to $10.0 million at all times after March 31, 2025). Our obligations under the OrbiMed Credit Agreement are subject to acceleration upon the occurrence of an event of default (subject to applicable notice and grace periods). We are currently in compliance with the OrbiMed Credit Agreement covenants; however, we currently expect that we expect that we will need to raise additional capital to remain in compliance with the minimum cash threshold. If we are unable to achieve certain milestones, generate sufficient revenue and maintain certain minimum cash threshold, we may fall out of compliance with these covenants, which could constitute an event of default. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.
Our ability to make scheduled monthly payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. Failure to comply with the conditions of or covenants in the OrbiMed Credit Agreement could result in an event of default, which could result in an acceleration of amounts due under the OrbiMed Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would materially harm our business and our stock price.
In addition, the OrbiMed Credit Agreement provides up to $15.0 million will be made available on or prior to December 31, 2025, subject to certain revenue requirements. If we are unable to achieve the revenue requirements by the applicable dates, we would be unable to borrow additional funds pursuant to the Loan Facility, which could negatively impact our ability to fund our operations.
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
Pursuant to the Dynavax Agreement, as of the date of this Annual Report on Form 10-K, we have paid Dynavax $12.0 million to date and we may be required to pay Dynavax up to an additional $158.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80.0 million upon achieving certain commercial milestones once sales of nelitolimod have begun. The Dynavax Agreement also obligates us to pay royalties based on potential future net sales of products containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances. Our failure to satisfy these payment obligations or other obligations under the Dynavax Agreement could result in penalties or litigation, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to TriNav
Our revenue is primarily generated from sales of our TriNav device and we are therefore highly dependent on it for our success. Failure to achieve continued market acceptance of TriNav for any reason will harm our business and future prospects.
We began selling TriNav in 2020 in the United States, and sales of TriNav account for primarily all of our revenue and will continue to account for primarily all of our revenue going forward. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of TriNav by physicians and hospitals, among others, and for various conditions where PEDD may be applicable, including liver cancer, multinodular goiters, locally advanced pancreatic cancer, UFEs and prostate embolization.
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
•the extent of reimbursement by the Centers for Medicare & Medicaid Services ("CMS") for purchases of TriNav; and
•introduction of new products or procedures for delivering drugs into the tumor microenvironment that compete with TriNav.
There is no assurance that TriNav will achieve broad market acceptance among physicians and hospitals or in the conditions for which PEDD maybe applicable. Any failure of TriNav to satisfy physician or hospital demand or to achieve meaningful market acceptance will harm our business and future prospects. Further, to the extent broad market acceptance is achieved in the future, there is no assurance that such acceptance will be sustained.
Our business is dependent upon the continued adoption of TriNav by hospitals and physicians.
Our future growth and profitability largely depend on our ability to increase physician awareness and adoption of TriNav for the different conditions for which PEDD may be applicable and on the willingness of physicians to recommend the device to more of their patients. Physicians may not use our products unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our product provides a safe and effective treatment alternative for drug delivery. Even if we are able to raise awareness and increase adoption of TriNav among physicians, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select TriNav for recommendation to patients for a variety of reasons, including:
•Long-standing relationships with competing companies and distributors that sell competitive products;
•Competitive response and negative selling efforts from providers of alternative catheter products;
•Perceived liability risk generally associated with the use of new products and procedures;
•Lack of sufficient clinical evidence, including long-term data, supporting the clinical benefits of TriNav in the different conditions for which PEDD may be applicable;
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
In December 2023, CMS granted a New Technology Healthcare Common Procedure Coding System Code ("HCPCS") for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification ("APC") 5194 - Level 4 Endovascular Procedures. The code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE. Although CMS approved a reimbursement amount increase for 2025, there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all.
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
We are in the early stages of our development efforts and have only one product candidate, nelitolimod, in early clinical development. We have initiated Phase 1 and Phase 1b clinical trials for nelitolimod, each of which are focused on a different target indication, specifically UMLM, ICC and HCC, and pancreatic cancer. We expect that any continued investigation for ICC and HCC will only continue through IITs. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our Phase I PERIO-03 clinical trial in pancreatic cancer is enrolled and we anticipate data from the study will be available by the end of 2025, depending on when treatment is completed. We will need to progress the pancreatic carcinoma indication through IND-enabling studies and submit Investigational New Drug applications (“INDs”) to the FDA prior to initiating their clinical development. Our ability to generate product revenues from our product candidate, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidate. The success of this product candidate will depend on several factors, including the following:
◦successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results;
◦clearance of INDs by the FDA or similar regulatory filings by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidate and our proposed design of future clinical trials;
◦demonstrating the safety and efficacy in the proposed indications for use of our product candidate to the satisfaction of applicable regulatory authorities;
◦receipt of marketing approvals from applicable regulatory authorities, including New Drug Applications (“NDAs”) from the FDA and maintaining such approvals;
◦making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
◦establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidate, if and when approved, whether alone or in collaboration with others;
◦establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidate;
◦maintaining an acceptable safety profile of our products following approval; and
◦building and maintaining an organization of people who can successfully develop our product candidate.
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
Also, we cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including challenges resulting from labor shortages and global supply chain interruptions. Any inability to timely and successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to achieve regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals or clearances.

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
The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing business. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. Due to our limited financial resources and our limited experience in managing such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. We will be required to manage multiple relationships with various customers, clinical investigators, manufacturers and suppliers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may significantly strain our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We may not be able to institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, if any, become profitable in the future, or effectively manage any other change.
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our future performance depends to a large extent on the continued services of members of our current management including, in particular, our Chief Executive Officer and Chief Financial Officer. If any of these key executive officers were to leave us, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. The unique knowledge and expertise of these individuals would be difficult to replace. In the event that we lose the continued services of such key personnel for any reason, this could have a material adverse effect on our business, operations and prospects. In addition, we will be required over the longer-term to hire highly skilled managerial, scientific and administrative personnel to fully implement our business plan and growth strategies. Due to the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific, technical and managerial personnel. If we cannot attract and retain such personnel, we will be unable to develop our product candidates and achieve regulatory clearance for them, which would have a material adverse effect on our business, financial condition, and results of operations.
As of December 31, 2024, we had approximately 110 full-time employees, six of whom hold advanced degrees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, in a timely manner or at all. In particular, we have experienced a very competitive hiring environment. Many of the other biotechnology and medical device companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity incentive awards that vest over time. The value to employees of stock options or other equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams are at-will employees and may terminate their employment with us on short notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Given the stage of our programs and our plans to expand operations, our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior personnel across the organization.
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

In addition, our reliance on third-parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks and other threats to our business operations. We may rely on third-parties and third-party technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-parties to provide other products, services, parts, or otherwise to operate our business, including clinical trial sites and investigators, contractors, manufacturers, suppliers, and consultants. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third-parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third parties upon which rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or in the third parties upon which rely supply chains have not been compromised.
While we have implemented security measures designed to protect against security incident, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We have not and may not in the future, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, which could be exploited and resulted in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon which we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
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
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional congressional action is taken. .

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
At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021,the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services, or CMS, Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory clearance, authorization, or approval and that may affect our overall financial condition and ability to develop product candidates. Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates that we may develop may lose any regulatory clearance, authorization, or approval that may have been obtained and we may not achieve or sustain profitability.

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
We are developing additional sizes of, and uses for, the TriNav device. Our products and product candidates are used in connection with medical procedures in which it is important that those products function with precision and accuracy. If our existing TriNav device or our product candidates, if approved, do not function as designed, or are designed improperly, we may be forced by regulatory agencies to withdraw such products from the market. In addition, the use of our product candidates in clinical trials, the use and possible misuse of our TriNav device in medical procedures, the sale of any products and any product candidates for which we obtain marketing approval, and other liability risks that are inherent in the testing, manufacturing, marketing and sale of medical devices exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition and results of operations. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
◦decreased demand for our products and any product candidate that is approved for commercial sale; and
◦loss of revenue.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.
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
In the past few years, numerous states have passed comprehensive privacy laws which impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data maintained about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and may increase legal risk and compliance costs to us and the third parties upon which we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU’s General Data Protection Regulation (“EU GDPR”) imposes strict requirements for processing personal data, and, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20.0 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we could satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, we could face significant adverse consequences.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, and may become in the future subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
As of December 31, 2024, we owned at least 79 registered patents. Our issued U.S. patents expire between 2030 and 2040. All of our solely-owned granted U.S. and foreign patents that relate to composition of matter for nelitolimod expired in December 2023. Upon expiration of the patents covering nelitolimod, third parties, including other biopharmaceutical companies, will be able to obtain or use nelitolimod other than to the extent we have other patent protection. In addition, certain of our patents relating to the use of TriNav will expire beginning in 2031, with additional patents relating to TriNav expiring in 2036 and 2038. While we are seeking additional patent coverage, there can be no assurances that such additional patent protection will be granted, or, if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. We also intend to apply for orphan drug designation and orphan designation for nelitolimod in the U.S. and EU, respectively, which, if granted, would extend the regulatory exclusivity period beyond the initial five years of regulatory exclusivity for a New Chemical Entity ("NCE") from the date of approval in the U.S. and beyond the eight years of data exclusivity from the date of approval in Europe; however, there can be no assurance that we will ever obtain approval or orphan drug exclusivity for such product candidates. Without patent protection of our product candidates, we may be open to competition from generic versions of such products. As of December 31, 2024, we have at least 88 pending patent applications. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. Even if we are successful in obtaining a patent, patents have a limited lifespan. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such drug products.
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
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
The issuance of a patent is not conclusive as to our inventorship, scope, validity or enforceability, and our owned and licensed patents have in the past been, and in the future may be, challenged in the courts or patent offices in the United States and abroad. We may face challenges by third parties, former employees or collaborators with respect to ownership interest in the patents and intellectual property that we own or license at the time. We could be subject to ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our products or product candidates. While it is our policy to require employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as Legacy-TriSalus owned. To the extent that we license intellectual property from a third party, such licensors may face similar obstacles. In addition, we have not updated the records in certain foreign patent offices to reflect our ownership of certain expired foreign patents relating to nelitolimod, but have recorded our ownership for at least the expired foreign patents acquired from Dynavax relating to composition of matter for nelitolimod in Australia, Canada, Austria, Germany, Denmark, Estonia, the UK, Hong Kong, Ireland, Luxembourg, Portugal, New Zealand, and Singapore. Failure to update such ownership may result in a purchaser potentially acquiring rights in such patents that are adverse to our interests. Litigation may be necessary to defend against any claims challenging inventorship or ownership and such litigation may be costly. If we fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.
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
Dynavax has represented to us that we were given all intellectual property rights related to nelitolimod pursuant to the Dynavax Agreement. Pursuant to the Dynavax Agreement, we are obligated to pay up to $250.0 million upon the achievement of certain development, regulatory, and commercial milestones and low double-digit royalties based on potential future net sales of products containing the nelitolimod compound. Additionally, we are responsible for prosecution and maintenance of the acquired patents with obligations to keep Dynavax reasonably informed of the status thereof. Any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any such material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and any licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.
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
We have limited experience preparing and filing periodic or other reports with the SEC or complying with the other requirements of United States federal securities laws applicable to public companies. We also have limited experience establishing and maintaining the disclosure controls and procedures and internal controls over financial reporting applicable to a public company in the United States, including the Sarbanes-Oxley Act. Although we are in the process of developing and implementing our governance, compliance, risk management and control framework and culture required for a public company, we may not be able to meet the requisite standards expected by the SEC and/or our investors. We may also encounter errors, mistakes and lapses in processes and controls resulting in failures to meet the requisite standards expected of a public company.
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
In connection with our audited consolidated financial statements for the years ended December 31, 2024 and 2023, management identified material weaknesses in its internal control over financial reporting with respect to (i) a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting, patent costs, certain R&D accruals, certain general accruals, accounting for leases under ASC 842, accounting for revenue, and accounting for significant transactions, including costs associated with the SEPA, the Exchange Warrants, accounting for the OrbiMed Credit Agreement, including the Initial Commitment Amount and the related derivative financial instruments,; (ii) inadequate controls over accounting and financial reporting for the Business Combination; (iii) inadequate internal controls over the valuation of derivative financial instruments, including the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing; and the Revenue Base Redemption liability associated with the Initial Commitment Amount; (iv) inadequate controls of the conversion of data from our legacy stock-based compensation management system to our new system and assumptions used to calculate fair value of certain equity awards; and (v) inadequate security management internal controls over certain IT applications supporting financial reporting, related to segregation of privileged IT user rights and to monitor elevated user activity; each described in more detail under the heading Part II — Item 9A. Controls and Procedures elsewhere in this Annual Report.
Our management developed a remediation plan, and we are taking steps to remediate each of the material weaknesses described above. The remediation plan included hiring four additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of the date of this filing, we have hired all of the additional trained resources with such requisite experience. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. Although our management intends to complete this remediation process as quickly as practicable, it cannot at this time estimate how long it will take, and initiatives may not prove to be successful in remediating the material weaknesses.

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
The price of our securities has been and may continue to be volatile. From August 11, 2023, the date following the Business Combination, through December 31, 2024, our common stock price has fluctuated from a low of $3.60 to a high of $12.00 per share, and the price of our publicly traded warrants have fluctuated from a low of $0.12 to a high of $2.18 per warrant. The price of our Common Stock and publicly traded warrants may continue to fluctuate in the future due to a variety of factors, including, without limitation:
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
•regulatory or legal developments in the United States and other countries, including as a result of tariffs;
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
•commencement of, or involvement in, litigation or government investigations involving us;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability, including as a result of actual or threatened tariffs. For example, the recent implementation and threat of tariffs have created extreme volatility in the global capital markets, disrupted global supply chains and may materially and adversely impact the cost of goods. As a further example, Russia’s ongoing incursion of Ukraine has created extreme volatility in the global capital markets and disrupted global supply chain and energy markets; it is possible that wars in the Middle East may have similar effects. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic policies, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates or tariffs can adversely affect us by increasing our costs. In addition, higher inflation could also increase customers’ operating costs, which could result in reduced budgets for customers and potentially less demand for our products and services. These factors can individually or in the aggregate have a material adverse effect on our business, results of operations and financial condition.
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
The sale of our Common Stock in the public market or otherwise, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of our Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well. Specifically, we have filed a number of resale registration statements covering the resale of our Common Stock that is outstanding or that may be issued and become outstanding at the election of the holder of such security upon exercise or conversion thereof.

Our stockholders will be able to sell all of their securities held for so long as they remain registered for resale on an effective registration statement or if the sale is otherwise exempt from registration. This is more relevant now given all the conversion of the preferred stock. Certain of our selling securityholders acquired the Common Stock at prices that are significantly lower than the current trading price of our Common Stock. Even if the trading price of our Common Stock falls to or significantly below the current trading price, certain of our securityholders may still have an incentive to sell and profit due to the nominal purchase prices paid by such selling securityholders, which are significantly lower than the purchase prices they paid.
Our Warrants are exercisable for Common Stock, the exercise of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Following the closing of the offer and Consent Solicitation on July 1, 2024, there were approximately 1,751,825 Public Warrants to purchase an aggregate of 1,751,825 shares of Common Stock, 4,428,648 Private Placement Warrants to purchase an aggregate of 4,428,648 shares of Common Stock and 1,000,000 Conversion Warrants to purchase an aggregate of 1,000,000 shares of Common Stock. The Private Placement Warrants and Conversion Warrants became exercisable on September 10, 2023, in accordance with the terms of the Warrant Agreement. The Initial OrbiMed Warrant for 130,805 share of Common Stock became exercisable on April 30, 2024. The exercise price of the remaining SPAC Warrants is $11.50 per share, or approximately $82.6 million in the aggregate, assuming none of the SPAC Warrants are exercised through “cashless” exercise. The exercise price of the Initial OrbiMed Warrant was initially $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. For the year ended December 31, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.3722 per share, or approximately $1.23 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. We have the unilateral right to reduce the exercise price of the SPAC Warrants, and may do so as a means of raising capital. Additionally, pursuant to the Warrant Amendment, we have the unilateral right to force conversion of the remaining 1,751,825 Public Warrants in exchange for 0.27 shares of Common Stock per Public Warrant. There is no guaranty that the warrant holders will exercise their Warrants at the current exercise price or any reduced exercise price. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. So long as the trading price for our Common Stock is less than $11.50 per share (or, if the exercise price is lowered, such lower exercise price), meaning the SPAC Warrants are “out of the money,” we believe holders of our SPAC Warrants that were issued will be unlikely to exercise their SPAC Warrants on a cash basis. Similarly, if the trading price of our Common Stock is below $9.3722, meaning the Initial OrbiMed Warrant would be “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant on a cash basis. Additionally, the Initial OrbiMed Warrant, as shown above, is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, including through sales under the SEPA, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance. As a result, if there are any such adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrant will be less than $1.24 million in the aggregate. On December 31, 2024, the reported sales price of our Common Stock was $5.01 per share and the last reported sales price of our Public Warrants was $1.10 per warrant, both of which are lower than the exercise price of the Warrants.
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
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates exceeds $250.0 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100.0 million during such completed fiscal year and the market value of Common Stock held by non-affiliates equals or exceeds $700.0 million as of the end of that year’s second fiscal quarter. To the extent that we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Our Warrants may not be exercised at all or may be exercised on a cashless basis and we may not receive any cash proceeds from the exercise of the Warrants.
The exercise price of the Warrants may be higher than the prevailing market price of the underlying shares of Common Stock. The exercise price of the Warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of Common Stock is lower than the exercise price. The cash proceeds associated with the exercise of Warrants to purchase our Common Stock are contingent upon our stock price. The value of our Common Stock will fluctuate and may not align with the exercise price of the Warrants at any given time. As of March 31, 2025, the last reported sales price of our Common Stock was $5.38 per share. So long as the trading price of our Common Stock is less than $11.50, meaning the SPAC Warrants are “out of the money,” meaning the exercise price is higher than the market price of our Common Stock, we believe that holders of the SPAC Warrants are unlikely to choose to exercise their SPAC Warrants. Similarly, so long as the trading price for our Common Stock is less than $9.3722, meaning the Initial OrbiMed Warrant is “out of the money,” we believe OrbiMed would be unlikely to exercise the Initial OrbiMed Warrant. As a result, we may not receive any proceeds from the exercise of the Warrants.
Furthermore, to the extent that the Private Placement Warrants, Conversion Warrants, or Initial OrbiMed Warrants are exercised on a “cashless basis,” we will not receive cash upon their exercise. A cashless exercise allows holders of such Warrants to convert the warrants into shares of our Common Stock without the need for a cash payment. Instead of paying cash upon exercise, the warrant holder would receive a reduced number of shares based on a predetermined formula. As a result, the number of shares issued through a cashless exercise will be lower than if the Private Placement Warrants, Conversion Warrants, or Initial OrbiMed Warrants were exercised on a cash basis.
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
Item 1B. Unresolved Staff Comments

None
Item 1C. Cybersecurity
Risk Management and Strategy Overview
As cybersecurity threats rapidly evolve in sophistication and become more prevalent, especially with the increasing use of artificial intelligence technology, we have implemented a cybersecurity risk management program as part of our oversight, evaluation and mitigation of enterprise-level risks. We recognize the importance of developing, implementing, and maintaining cybersecurity measures that are designed to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity risk management program leverages a combination of processes, technologies and personnel with expertise in cybersecurity in an effort to comply with applicable regulations and detect and respond to cyber-attacks, data breaches, security incidents, and compromises of personal information, as well as to inform management and our Board of Directors of any significant cybersecurity risks and developments.
Our Senior Director of Operations (“DO”), with assistance from our third-party information technology (“IT”) support firm, leads the Company’s effort in establishing cybersecurity strategies and structures that help to identify, assess, and manage the Company’s cybersecurity threats and risk. Our DO working knowledge of end-user best practices and regularly meets with our third-party IT support firm to discuss potential cybersecurity threats and risk. This team helps identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods and tools, for example, phishing and social engineering tests. Based on these meetings, our DO identifies additional end-user education and company security needs, which are supported through our IT support firm or other third-party IT experts.
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
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our DO, with the appropriate members of management, will work with the Company’s incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee of the Board of Directors ("Audit Committee") for certain cybersecurity incidents.
Governance
Cybersecurity risks are overseen by the Audit Committee. The Audit Committee is central to the Board of Directors’ oversight of cybersecurity risks and bears the primary responsibility for overseeing cybersecurity risk. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major cybersecurity initiatives. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.
Our DO provides comprehensive updates to the Audit Committee and the full Board of Directors at least annually. These briefings have included a range of topics, such as:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events;
•Metrics demonstrating company and industry-standard prevention of common threats; and
•Regulatory changes impacting cybersecurity requirements and strategy.
The Board of Directors is aware of the importance of managing risks associated with cybersecurity threats and is actively engaged in our cybersecurity risk management strategy.
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

Item 2. Properties
Our principal office is located in Westminster, Colorado, where we lease approximately 21.0 thousand square feet of office, manufacturing, and warehouse space pursuant to a lease that expires on December 31, 2031. The initial lease included two extension options, each for five years. On July 17, 2024, we exercised one of the two options to extend the current lease for the Westminster facility for an additional period of five years commencing on January 1, 2027, and ending on December 31, 2031 ("Second Extended Lease Term"). We lease office facilities in Bannockburn, Illinois and laboratory space at Rhode Island Hospital in Providence, Rhode Island. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
Holders of Record
On March 31, 2025, there were 113 holders of record of our shares of Common Stock, 94 holders of record of our shares of Series A preferred stock, and 12 holders of record of our warrants.
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
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of TriSalus Life Sciences, Inc. (for purposes of this section, the “Company,” “TriSalus” “we,” “us” and “our”) should be read together with TriSalus’ audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, together with the related notes thereto, included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis includes forward-looking statements that involves risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
In 2020, we launched TriNav™, which is our newest liver therapy delivery device with SmartValve technology for our proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System (HCPCS) code for procedures involving the TriNav® Infusion System. This code became effective on January 1, 2024, and may be reported by hospital outpatient departments (HOPDs) and ambulatory surgical centers (ASCs) for the Company to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to TARE.
TriSalus recently expanded its portfolio of PEDD devices with the launch of the TriNav LV Infusion System and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is suitable for patients with vessels sized between 3.5 and 5.0mm and is expected to allow us to meaningfully expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining, and reverse curve design to support femoral access for the TriNav LV, which we believe will enhance procedural efficiency. These new products are eligible for the same HCPCS reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures.
TriSalus also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intends to enroll 100 patients across five leading academic sites. It is estimated that approximately 5% of adults have multinodular goiters, and the prevalence in adults over 50 is estimated to be up to 50%. We estimate that this could expand the addressable market by approximately 50,000 procedures, representing an incremental $400.0 million market opportunity. This new procedure utilizing the TriNav system is also eligible for the same Healthcare Common Procedure Coding System (HCPCS) reimbursement code allowing for seamless integration into current billing approaches.
We are currently in our early stage of development and have yet to generate revenues sufficient to drive positive cash flows from operations. Beginning in 2020, we began a strategic transformation from a company focused solely on the sale of our infusion systems to a therapeutic company whereby our medical devices are marketed alongside the pharmaceutical drugs and other treatments that the devices deliver to patients. This transformation led us to acquire our first immune-oncology drug, nelitolimod, in July 2020, and to begin clinical development of nelitolimod for the treatment of liver and pancreatic cancers We have initiated Phase 1 and Phase 1b clinical trials for nelitolimod, each of which are focused on a different target indication, specifically UMLM, ICC and HCC, and pancreatic cancer. Continued investigation for ICC and HCC may continue through IITs. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our Phase I PERIO-03 clinical trial in pancreatic cancer is enrolled and we anticipate data from the study will be available in sometime in 2025, depending on when treatment is completed.
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
On August 8, 2023, the stockholders of MTAC approved the Business Combination, and the Business Combination closed on August 10, 2023. Pursuant to the terms of the Merger Agreement, 890,020,482 shares of Legacy TriSalus common stock (after conversion of all outstanding shares of Legacy TriSalus preferred stock and all in-the-money warrants) were exchanged their equity holdings at an exchange ratio of 0.02471853 (the “Exchange Ratio”) for an aggregate of 22,000,000 shares of our Common Stock. In addition, MTAC had previously issued public warrants and private placement warrants (collectively, the “MTAC Warrants”) as part of its initial public offering in November 2020. All share and per share amounts of our common and preferred stock have been retrospectively adjusted for the exchange ratio in the following discussion. All share and per share amounts of our common and preferred stock have been retrospectively adjusted for the exchange ratio in the following discussion.

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
•Our ability to maintain our current TriNav pricing and gross margins to help fund the rest of our activities. Our current pricing allows us to generate a substantial gross margin, which provides funds to support our growth and our research and development (“R&D”) for both TriNav and nelitolimod. TriNav sells at a significant premium to competitive products. Our higher price was previously supported by the TPT payment program from CMS; however, the TPT authorization expired on December 31, 2023. In December 2023, CMS granted a New Technology HCPCS for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification (APC) 5194 - Level 4 Endovascular Procedures. The code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers, but there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE. Any reduction in the amount of the reimbursement for TriNav will negatively impact the revenue we are able to generate from the sale of TriNav and may hinder our ability to recoup our total investment in TriNav notwithstanding regulatory approval of the product. If we are unable to promptly obtain coverage and profitable payment rates from hospital budgets or government-funded and private purchasers for TriNav or any future products, we may sell fewer units or need to sell them at a lower price. Such changes in revenues would have a material adverse effect on our operating results and our overall financial condition.
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
Recent Developments
SEPA Sales
For the year ended December 31, 2024, we sold 2,290,377 shares of common stock under the SEPA, raising $14.1 million.

Additional Fund Raising
During the year ended December 31, 2024, we also raised an additional $1.0 million, before expenses, through the sale of common stock outside of the SEPA.
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
In connection with the closing of the Initial Commitment Amount, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. For the year ended December 31, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.3722 per share, or approximately $1.23 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031. On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date. The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the Initial OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed, whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the Initial OrbiMed Warrants.
Subsequent to December 31, 2024, we met the First Delayed Draw Term Loan Commitment and requested the additional $10.0 million term loan associated with the Second Tranche. On February 18, 2025, we received gross proceeds of $10.0 million. In connection with the closing of the First Delayed Draw, we issued OrbiMed 91,263 warrants on February 18, 2025. The Subsequent OrbiMed Warrants are held by the two of OrbiMed's operating entities associated with the Initial OrbiMed Warrants; one for 64,748 and the second for 26,515 common shares. The Subsequent OrbiMed Warrants expire seven years from the issuance date and contain an exercise price of $5.4787. Effective March 20, 2025, we executed the First Amendment To Credit Agreement and Registration Rights Agreement which required the registration of the Subsequent OrbiMed Warrants to be filed by May 15, 2025 and waived the prior default events related to the Series A Convertible Preferred Stock conversion in September 2024, February 2025, and March 2025.
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
Convertible Preferred Stock
In 2023, we were authorized to issue up to 10,000,000 shares of preferred stock. On August 10, 2023 (the Business Combination "Closing Date"), we issued 4,015,002 shares of Series A Convertible Preferred Stock for $40.2 million. The original issue and initial conversion price per share of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of December 31, 2024, total undeclared cumulative dividends were $4.4 million. We have not recorded the undeclared dividends in our consolidated financial statements presented under "Undeclared dividends on Series A preferred stock" in our Consolidated Statement of Operations.
The Series A Convertible Preferred Stock contain a feature to automatically reset the Conversion Price upon each of February 10, 2025, and July 10, 2027, the eighteen-month and forty-seven-month anniversaries of the Closing Date, to be equal to the lower of:
(i)the then-current conversion price, and
(ii)the higher of 1) the Floor Price ($2.10 per share) or 2) the trailing ten-trading day volume weighted average price ("VWAP") of the Common Stock determined as of the date of such reset.
On February 10, 2025, the conversion price was reset to $5.277 based on the trailing ten-Trading Day VWAP of the Common Stock. As of March 31, 2025, approximately 365,000 shares of Series A Convertible Preferred Stock, including the applicable accrued dividends, have been converted for approximately 778,000 shares of Common Stock.
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
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. We recognized $0.3 million of rebates in the 12 months ended December 31, 2024.
Cost of Goods Sold
Cost of goods sold primarily consists of raw materials, direct labor, manufacturing overhead and depreciation costs related to production of TriNav.
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
Loss on Equity Issuance and Extinguishment of Tranche Liability
Loss on equity issuance represents the excess of the fair value of the warrants to purchase Series B-3 preferred stock and the Series B-2 tranche liabilities over the proceeds received in a preferred stock financing and its subsequent tranche closings.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
Change in fair value of SEPA, Warrant, and Revenue Base Redemption liabilities represents the change in fair value at each reporting period of the SEPA, the Series B-2 tranche liabilities (with accompanying warrants to purchase Series B-3 preferred stock) that were issued in October 2022, the change in fair value of the SPAC Warrants we assumed in the Business Combination, and the change in fair value of the Initial OrbiMed Warrant and Based Redemption Liability issued in connection with the Initial Term Loan under the OrbiMed Credit Agreement entered into in April 2024.
Change in Fair Value of Contingent Earnout Liability
Change in fair value of contingent earnout liability, which resulted from the issuance of the common stock with certain earnout triggered as part of the Merger Agreement, represents the remeasurement of the liability based on the likelihood of the unvested Common Stock becoming vesting based on reaching certain future common stock price thresholds.
Deemed Dividend Related To Series B-2 Preferred Stock Down Round Provision
The deemed dividend represents the value attributed to the increase in shares of Legacy TriSalus common stock that preferred stockholders received as a result of the Series B-2 preferred stock financing rounds in October 2022, March 2023 and June 2023, which were deemed to be down rounds and triggered the anti-dilution provisions associated with our preferred stock. The resulting increase in value of the preferred stock was deemed to be a dividend to the preferred stockholders and was recognized as a non-cash adjustment to additional paid-in-capital. During 2023, the Series B-2 Preferred Stock shares were converted.
Undeclared Dividends On Series A Convertible Preferred Stock
The undeclared dividends represents the value attributed to cumulative dividends associated with the Series A Convertible Preferred Stock. The cumulative dividends are calculated at the rate of 8.00% per annum on the original issue price of $10.00 per share. We have not recorded the undeclared dividends in our consolidated financial statements, other than under "Undeclared dividends on Series A Preferred Stock" in our Consolidated Statements of Operations.

Income Tax Benefit (Expense)
Our income tax provision consists primarily of U.S. federal and state income taxes. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations:
The following table sets forth our Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Years Ended December 31,		2024 Compared to 2023
	2024	2023	$ Change	% Change
Revenue	$29,431	$18,511	$10,920	59.0%
Cost of goods sold	4,103	2,605	1,498	57.5
Gross profit	25,328	15,906	9,422	59.2
Operating expenses:
Research and development	17,688	29,835	(12,147)	(40.7)
Sales and marketing	25,839	17,034	8,805	51.7
General and administrative	17,966	23,512	(5,546)	(23.6)
Loss from operations	(36,165)	(54,475)	18,310	33.6
Other income (expense)
Interest income	404	431	(27)	(6.3)
Interest expense	(3,090)	(16)	(3,074)	n.m.
Loss on equity issuance	—	(5,874)	5,874	(100.0)
Extinguishment of tranche liability	—	1,520	(1,520)	(100.0)
Change in fair value of warrant, SEPA, and revenue base redemption liabilities	(2,107)	(10,855)	8,748	80.6
Change in fair value of contingent earnout liability	11,231	10,293	938	9.1
Other expenses, net	(312)	(378)	66	17.5
Loss before income taxes	(30,039)	(59,354)	29,315	49.4
Income tax expense	(6)	(9)	3	33.3
Net loss available to common stockholders	$(30,045)	$(59,363)	$29,318	49.4%
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(2,981)	$2,981.4	100.0%
Undeclared dividends on Series A preferred stock	$(3,188)	$(1,258)	$(1,930)	(153.5)%
Net loss attributable to common stockholders	$(33,233)	$(63,602)	$30,369	47.7%

n.m.: not meaningful, represented by a percentage change greater than 1,000%, favorable or unfavorable.
Comparison of the Years Ended December 31, 2024, and 2023
Revenue
Revenue increased $10.9 million, or 59.0%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in revenue was due to an increase of TriNav sales volumes.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $1.5 million, or 57.5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in cost of goods sold was due to the higher volume of TriNav produced in the period to support the increase in revenue.

Gross profit increased by $9.4 million, or 59.2%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, and gross margin increased from 85.9% to 86.1%. The increase in gross profit was driven primarily by higher sales volume. The increase in gross margin was driven primarily by higher production and yield efficiencies.
Operating Expenses
Research and Development
R&D expenses decreased by $12.1 million, or 40.7%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to the completion of certain clinical studies related to nelitolimod in 2024.
Sales and Marketing
Sales and marketing expenses increased by $8.8 million, or 51.7%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by approximately $6.9 million increase for additional payroll and personnel expenses due to an increase in headcount of sales and marketing personnel to support the growth of TriNav and $1.7 million of additional professional service expense as we increased our sales and marketing efforts in support of the expansion of the sales force.
General and Administrative Expenses
General and administrative expenses decreased by $5.5 million, or 23.6%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was due to a $2.5 million decrease in legal, $3.9 million decrease in accounting, and $1.1 million decrease for other professional services due to TriSalus incurring additional fees in 2023 following the Business Combination in the third quarter of 2023. These were offset by an increase of approximately $2.3 million in stock-based compensation expenses.
Interest Expense
Interest expense increased by $3.1 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The interest expense increase was driven by the addition of the OrbiMed loan in the second quarter of 2024.
Loss on Equity Issuance
There was no recorded loss on equity issuance for the year ended December 31, 2024, compared to a loss of $5.8 million in the year ended December 31, 2023, attributable primarily to the issuance of the Series B-2 preferred stock and the accompanying warrants to purchase Series B-3 preferred stock and related tranche obligations in 2023 with no comparable issuances in 2024.
Change in Extinguishment of Tranche Liability
The change of $1.5 million in extinguishment of the tranche liability was the result of the extinguishment of the Series B-2 tranche liabilities in the year ended December 31, 2023, compared to no extinguishments or other comparable equity activity during the year ended December 31, 2024.
Change in Fair Value of SEPA, Warrant. and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and Revenue Base Redemption liabilities resulted in a loss of $2.1 million in the year ended December 31, 2024, compared to a loss of $10.9 million in the year ended December 31, 2023, a difference of $8.7 million. The change was driven by the usage of the SEPA and the addition of the warrant and Revenue Base Redemption liability as part of the addition of the OrbiMed Credit Agreement in the second quarter of 2024, and the depreciation of the warrant liabilities, compared to the appreciation of the warrant liabilities in 2023.

Change in Fair Value of Contingent Earnout Liability

The change in fair value of earnout liability resulted in a gain of $11.2 million for the year ended December 31, 2024 compared to a gain of $10.3 million for the year ended December 31, 2023, due to slightly larger decreases of the TriSalus stock price and risk-free rate valuation inputs in 2024 compared to valuation inputs during the period ended 2023.

Other Income and Expense, Net

Other income and expense, net, decreased by $0.1 million, or 17.5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to receiving a federal refund identified in 2024 based on the completion and filing of the 2023 tax filings, offset by state increases in taxes due to the increase in 2024 sales.
Income Tax Expense
Our income tax provision consists primarily of U.S. federal and state income taxes. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Deemed dividend related to Series B-2 preferred stock down round provision
The change in the deemed divided related to the Series B-2 preferred stock was a result of the Business Combination on August 10, 2023, with the Series B-2 preferred stock no longer existing; therefore, we did not have a need to record a deemed dividend for the year ended December 31, 2024.
Undeclared dividend related to Series A convertible preferred stock
The change in the undeclared dividend related to Series A convertible preferred stock was a result of the Series A convertible preferred stock dividends calculated based on a full twelve-months for the year ended December 31, 2024 compared to a partial year for the year ended December 31, 2023.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $30.0 million and $59.4 million for the year ended December 31, 2024, and the year ended December 31, 2023, respectively. We had cash and cash equivalents of approximately $8.5 million and $11.8 million as of December 31, 2024 and 2023, respectively. Since inception, we have financed operations primarily through the issuance of preferred stock, convertible notes, and term loans and proceeds from the exercise of warrants. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through the issuance of additional equity and/or debt. There can be no assurance that we will be able to raise such additional financing on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing holders of our securities will be diluted, such offerings may reduce the market price of the Common Stock, and the terms may include a preference on liquidating distributions or a preference on dividend payments or other preferences that adversely affect the rights of holders of our Common Stock. Thus, existing holders of our securities bear the risk of our future offerings reducing the market price of our Common Stock and diluting their shareholdings in us. For instance, in October 2023, we entered into the SEPA with Yorkville, whereby we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of our Common Stock at our request, subject to terms and conditions specified in the SEPA. As of this filing of this Annual Report, we have issued and sold 2,290,377 shares of our Common Stock under the SEPA for gross proceeds of approximately $14.1 million. During the year ended December 31, 2024, we also raised an additional $1.0 million, before expenses, through the sale of Common Stock in a private placement. In addition, in April 30, 2024, we entered into the OrbiMed Credit Agreement providing for up to $50.0 million in senior secured term debt, of which we immediately drew $25.0 million, before expenses. Subsequent to December 31, 2024, we borrowed an additional $10.0 million term loan under the OrbiMed Credit Agreement.

Unless we are able to raise additional capital, we do not currently expect that our existing cash and cash equivalents will be sufficient to fund our projected liquidity requirements for the next 12 months, creating substantial doubt about our ability to continue as a going concern. If we are able to achieve certain targets specified in the Credit Agreement and are then able to draw the remainder of the funds available, and if market conditions allow us to sell additional shares under the SEPA, we believe we can fund our operations through the end of 2025. We have based these estimates on assumptions that may prove to be wrong and we could use our available capital resources sooner than we currently expect, and future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in this Annual Report. See also “Funding Requirements” below.
Cash Flows
Comparison of the Year Ended December 31, 2024 and December 31, 2023
The following table presents net cash from operating activities, investing activities and financing activities (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Net cash used in operating activities	(40,843)	$(50,578)
Net cash used in investing activities	(345)	(1,588)
Net cash provided by financing activities	37,936	54,629
Net (decrease) / increase in cash, cash equivalents and restricted cash	$(3,252)	$2,463
Cash Used in Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $40.8 million. The net cash used in operating activities consisted of net loss of $30.0 million, adjusted for non-cash activity totaling $1.2 million, primarily related to a gain on the adjustment of the fair value of the contingent earnout liability of $11.2 million, offset by share-based compensation of $5.4 million and a loss on the adjustment of the fair value of warrants to purchase common stock of $2.8 million. The increase in net operating assets of $9.5 million was primarily due to an increase in inventory and accounts receivable, offset by a decrease in trade payables and accrued liabilities.
For the year ended December 31, 2023, net cash used in operating activities was $50.6 million. The net cash used in operating activities consisted of net loss of $59.4 million adjusted for non-cash activity totaling $8.2 million, primarily related to a loss on equity issuance of $5.9 million and a $1.0 million adjustment related to a development milestone payment to Dynavax that is included as an investing cash outflow. The decrease in net operating assets of $0.5 million was primarily due to the increase of $2.8 million in trade payables and accrued liabilities, offset by the $2.0 million increase in accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities of $0.3 million for the year ended December 31, 2024 was primarily due to purchases of property and equipment of $0.3 million.
Net cash used in investing activities of $1.6 million for the year ended December 31, 2023 was primarily due to cash paid to Dynavax for a milestone payment under the Dynavax Agreement of $1.0 million and purchases of property and equipment of $0.6 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $37.9 million for the year ended December 31, 2024 was due to $22.4 million, net of expenses, from the initial draw down under the OrbiMed Credit Agreement, $14.1 million related to the sale of Common Stock under the SEPA, and $1.0 million, before expenses, through the sale of Common Stock in a private placement.
Net cash provided by financing activities of $54.6 million for the year ended December 31, 2023 consisted primarily of proceeds of $36.9 million from the Business Combination, proceeds of $9.6 million from the exercise of warrants to purchase Series B-3 preferred stock, and proceeds of $9.2 million from the issuance of Series B-2 preferred stock, partially offset by expenses incurred related to the Business Combination of $1.1 million.

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
We also expect to continue to incur significant expenses in connection with our ongoing activities related to TriNav, including sales and marketing expenses to support our expected sales growth. Our future capital requirements, both near and long-term, will depend on many factors, including but not limited to: the success of our commercialization of TriNav including, among other things, continued patient and physician adoption of TriNav and our ability to maintain adequate reimbursement for TriNav; the cost of commercialization activities for TriNav, including manufacturing, distribution, marketing and sales; net product revenues received from sales of TriNav; the outcome, timing and cost of the regulatory approval process for nelitolimod by the FDA, including the potential for the FDA to require that we perform more studies and clinical trials than those that we currently expect; our ability to draw the remaining $15.0 million available under the OrbiMed Credit Agreement if and when needed; the costs involved in preparing, filing and prosecuting patent applications and annuity fees relating to issued patents; the cost of maintaining and enforcing our intellectual property rights, as well as the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us; the initiation, progress, timing, costs and results of clinical trials and other research and development related to our product candidates; and the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; the achievement of milestones or occurrence of other developments that trigger payments under the Dynavax Agreement or any other collaboration or other agreements; the number of future product candidates that we may pursue and their development requirements; the costs of commercialization activities for any of our product candidates that may receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities; the amount and timing of future revenue, if any, received from commercial sales of our current and future product candidates upon any marketing approvals; and the costs of operating as a public company.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of securities offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interest in our company may be materially diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the price of our securities. Additionally, we are subject to a number of affirmative and restrictive covenants pursuant to the OrbiMed Credit Agreement, which limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. As of March 31, 2025, we will also be required to maintain a minimum cash balance of $10.0 million under the OrbiMed Credit Agreement. A failure to comply with the terms of the OrbiMed Credit Agreement may result in an event of default, which could result in an acceleration of amounts due under the OrbiMed Credit Agreement. We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and OrbiMed could seek to enforce security interests in the collateral securing such indebtedness, which would materially harm our business and our stock price.
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
As of December 31, 2024, we had $8.5 million in cash and cash equivalents. As of December 31, 2024, we have the right but not the obligation to sell up to $15.9 million of our Common Stock at our request under the SEPA, subject to terms and conditions specified in the agreement. We will likely require additional capital in the near term in order to continue to fund our operations through equity or debt financings, partnerships, collaborations, or other sources which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to enable us to continue to implement our long-term business strategy.
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
Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis. If we cannot capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need we may need to implement cost cutting measures, which may require us to reduce our marketing and commercialization expenditures for TriNav, discontinue or scale back the development of our product candidates or result in the delay of their development and commercialization, if approved, and other measures, which may materially and adversely impact our business. Further, we may need to pursue strategic alternatives, including mergers or other transactions, if we are unable to secure additional capital.
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our consolidated financial statements included elsewhere in this Annual Report, there is substantial doubt regarding our ability to continue as a going concern as of December 31, 2024 and the date of this Annual Report.
Contractual Obligations and Commitments
Our contractual obligations as of December 31, 2024, include lease obligations of $2.3 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces. See Note (18) Leases to our consolidated financial statements included elsewhere in this Annual Report for more information on our lease obligations, including the scheduled maturities and timing of cash payments related to these obligations.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of December 31, 2024, and may be required to pay Dynavax up to an additional $157.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80.0 million upon achieving certain commercial milestones for nelitolimod. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue. Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established for discounts, returns, rebates and allowances. We do not have a history of any refunds, allowances or other concessions provided to our customers from the agreed-upon sales price after delivery of the product. We do not offer discounts.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases.
Warrants Liabilities
Freestanding financial instruments that permit the holder to acquire shares that are either puttable by the holder, redeemable or contingently redeemable are required to be reported as liabilities in the consolidated financial statements. We present such liabilities on the balance sheets at their estimated fair values. Changes in fair value of the liability are calculated each reporting period, and any change in value are recognized in the Consolidated Statements of Operations. We have determined that the warrants issued to investors and lenders, which are exercisable for shares of our convertible preferred stock, should be classified as liabilities due to contingent redemption liability of the underlying convertible preferred stock.
In connection with the Business Combination, we assumed warrants to purchase Common Stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for all of the warrants based on the trading price of the publicly held warrants.
In connection with our borrowing under the Initial OrbiMed Credit Agreement, we issued the Initial OrbiMed Warrant, which we classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-40. We calculated the fair value of the Initial OrbiMed Warrant based on the Black-Scholes-Merton option pricing model. This model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We calculated the expected terms as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. Our common stock does not have sufficient trading history and, therefore, we used the historical volatility of the stock prices of similar publicly traded peer companies. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on the Company's common stock.

Contingent Earnout Liability
In connection with the Business Combination, the sponsor of the public entity agreed that certain of the shares of Common Stock it held would vest upon the achievement of certain share price targets and change in control events. In accordance with ASC 815-40, Derivatives and Hedging, the earnout shares were classified as a liability as they do not qualify as being indexed to the Company’s own stock and therefore are measured at fair value at each reporting date with changes in fair value recorded in the Consolidated Statements of Operations.
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
•risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the earnout period; and
•expected dividend yield, which we estimate to be zero based on the fact that we have never paid or declared dividends on the Common Stock.
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
Revenue Base Redemption Liability
In connection with the Initial OrbiMed Loan, a “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amounts, we will start repaying the outstanding principal amount of the Term Loans. These required revenue thresholds are referred to as the “Revenue Base Redemption Liability." We determined that we should bifurcate and separately recognize the Revenue Base Redemption Liability. We determined the value of the Revenue Base Redemption Liability using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method. The change in fair value of the liability is recorded in the Consolidated Statement of Operations. See Note (14) Debt for further detail.
Standby Equity Purchase Agreement
In October 2023, the Company entered into a SEPA with Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $30.0 million of shares of Common Stock at the Company’s request any time during the 24 months following the execution of such purchase agreement, subject to certain conditions. The SEPA, in its entirety, is not classified as a liability pursuant to ASC 480, and is accounted for as a derivative pursuant to ASC 815-10, Derivatives and Hedging ("ASC 815-10"). The SEPA derivative is valued based on a scenario-based valuation model utilizing the expected draws, probability of the draws and risk-free rate inputs. The change in the fair value of the derivative is recorded in the Consolidated Statements of Operations. See Note (13) Standby Equity Purchase Agreement for further detail.
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
Segment Reporting
In 2024, we adopted Accounting Standards Update 2023-07, Improvements to Disclosures About Reportable Segments. In connection with the adoption of this Update, we re-evaluated our segment and significant expenses utilized by our Chief Operating Decision Maker (“CODM”). Our CODM, our Chief Executive Officer ("CEO"), reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. The CEO considers recommendations from the Chief Financial Officer ("CFO") and reviews the Monthly Financial Report ("MFR"), including financial information and the company’s performance highlights, such as revenue, accounts receivable and inventory balances, cash flows and cash on-hand, operational expenditures and headcount. Based on the Company’s consolidated financial information, the CEO makes the key operating decisions and determines how resources should be allocated. Once the CEO has decided, the CEO and CFO are responsible for carrying out the CEO’s decisions. All of our customers and long-lived assets are located in the United States. Accordingly, we have determined we operate as a single reportable segment within a single geographic area. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements, as presented in Note (2) Summary of Significant Accounting Policies.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable for a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K of the Securities Act

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
TriSalus Life Sciences, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of TriSalus Life Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the change in accounting (resulting from the adoption of Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures), as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a loss of $33.2 million for the year ended December 31, 2024, and has an accumulated deficit of $279.5 million as of December 31, 2024. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ Grant Thornton LLP
We have served as the Company’s auditor since 2024.
Chicago, Illinois
April 15, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TriSalus Life Sciences, Inc.:
Opinion on the Consolidated Financial Statements
We have audited, before the effects to retrospectively apply the change in accounting described in paragraph (q) of Note 2, the consolidated balance sheet of TriSalus Life Sciences, Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). The consolidated financial statements before the effects described in paragraph (q) of Note 2 are not presented herein. In our opinion, the consolidated financial statements, before the effects to retrospectively apply the change in accounting described in paragraph (q) of Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to retrospectively apply the change in accounting described in paragraph (q) of Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective application is appropriate and had been properly applied. The retrospective adoption was audited by other auditors.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
We have served as the Company’s auditor from 2022 to 2023.
Denver, Colorado
April 15, 2025
2

TRISALUS LIFE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(in thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,525	11,777
Accounts receivable, net	5,087	3,554
Inventory	4,048	2,545
Prepaid expenses	3,009	2,986
Total current assets	20,669	20,862
Property and equipment, net	1,669	2,091
Right-of-use assets	1,210	1,179
Other assets	423	466
Total assets	$23,971	$24,598
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$2,274	$3,391
Accrued liabilities	7,355	10,556
Short-term lease liabilities	216	351
Other current liabilities	383	389
Total current liabilities	10,228	14,687
Long-term debt, net of unamortized discount and debt issuance costs	22,084	—
Revenue base redemption liability	507	—
Long-term lease liabilities	1,329	1,244
Contingent earnout liability	7,401	18,632
Warrant and SEPA liabilities	8,316	17,100
Total liabilities	49,865	51,663
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, Convertible Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at December 31, 2024 and 2023, respectively; issued and outstanding, 3,985,002 and 4,015,002 shares at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at December 31, 2024 and 2023, respectively; issued and outstanding 31,279,264 shares and 26,413,213 shares at December 31, 2024 and 2023, respectively	3	2
Additional paid-in capital	253,652	222,437
Accumulated deficit	(279,549)	(249,504)
Total stockholders’ deficit	(25,894)	(27,065)
Total liabilities and stockholders’ deficit	$23,971	$24,598
See accompanying notes to consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2024 and 2023
(in thousands, except share and per share data)

	2024	2023
Revenue	$29,431	18,511
Cost of goods sold	4,103	2,605
Gross profit	25,328	15,906
Operating expenses:
Research and development	17,688	29,835
Sales and marketing	25,839	17,034
General and administrative	17,966	23,512
Loss from operations	(36,165)	(54,475)
Other income (expense)
Interest income	404	431
Interest expense	(3,090)	(16)
Loss on equity issuance	—	(5,874)
Extinguishment of tranche liability	—	1,520
Change in fair value of warrant, SEPA, and revenue base redemption liabilities	(2,107)	(10,855)
Change in fair value of contingent earnout liability	11,231	10,293
Other expenses, net	(312)	(378)
Loss before income taxes	(30,039)	(59,354)
Income tax expense	(6)	(9)
Net loss available to common stockholders	$(30,045)	$(59,363)
Deemed dividend related to Series B-2 preferred stock down round provision	$—	$(2,981)
Undeclared dividends on Series A preferred stock	$(3,188)	$(1,258)
Net loss attributable to common stockholders	$(33,233)	$(63,602)
Net loss per share, basic and diluted	$(1.31)	$(6.77)
Weighted average common shares outstanding, basic and diluted	25,331,753	9,395,748
See accompanying notes to consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2024 and 2023
(in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
At December 31, 2022	—	$—	347,926	$—	$10,028	$(187,160)	$(177,132)
Exercise of options	—	—	247,612	—	180	—	180
Stock-based compensation	—	—	—	—	1,402	—	1,402
Deemed dividend	—	—	—	—	2,981	(2,981)	—
Impact of Business Combination
Conversion of redeemable convertible preferred stock into common stock in connection with the Business Combination	—	—	21,500,867	2	204,234	—	204,236
Assumption of warrants to purchase common stock in connection with the Business Combination	—	—	—	—	(2,568)	—	(2,568)
Issuance of common stock upon closing the Business Combination, net of expenses	—	—	4,316,808	—	957	—	957
Contingent earnout liability recognized upon closing of the Business Combination	—	—	—	—	(28,927)	—	(28,927)
Assumption of preferred stock in connection with the Business Combination	4,015,002	—	—	—	34,150	—	34,150
Net loss	—	—	—	—	—	(59,363)	(59,363)
At December 31, 2023	4,015,002	$—	26,413,213	$2	$222,437	$(249,504)	$(27,065)
Exercise of options	—	—	180,778	—	76	—	76
Stock-based compensation	—	—	—	—	5,441	—	5,441
Proceeds from sale of common stock	—	—	2,542,262	1	15,474	—	15,475
Record exchange warrants	—	—	—	—	11,924	—	11,924
Record issuance costs	—	—	—	—	(1,700)	—	(1,700)
Issuance of common stock for exchange warrants	—	—	2,110,366	—	—	—	—
Preferred stock conversion	(30,000)	—	32,645	—	—	—	—
Net loss	—	—	—	—	—	(30,045)	(30,045)
At December 31, 2024	3,985,002	$—	31,279,264	$3	$253,652	$(279,549)	$(25,894)
See accompanying notes to consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2024 and 2023
(in thousands)

	2024	2023
Cash flows from operating activities:
Net loss available to common stockholders	$(30,045)	$(59,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	744	684
Reduction in the carrying amount of right-of-use assets	264	202
Change in fair value of warrants and SEPA liability	2,777	10,855
Change in fair value of contingent earnout liabilities	(11,231)	(10,293)
Change in fair value of Initial OrbiMed Warrant and revenue base redemption liabilities	(670)	—
Non-cash interest expense	604	—
Loss on equity issuance	—	5,874
Extinguishment of tranche liability	—	(1,520)
Stock-based compensation expense	5,441	1,402
Allowance for credit losses	187	—
Loss on disposal of fixed assets	23	44
Amortization of debt issuance costs	612	—
Milestone payment to Dynavax	—	1,000
Changes in operating assets and liabilities:
Accounts receivable	(1,719)	(1,979)
Inventory	(1,503)	(1,073)
Prepaid expenses	(1,708)	1,032
Deposits	43	—
Operating lease liabilities	(278)	(281)
Trade payables and accrued liabilities	(4,384)	2,838
Net cash used in operating activities	(40,843)	(50,578)
Cash flows from investing activities:
Purchases of property and equipment	(345)	(588)
Milestone payment to Dynavax	—	(1,000)
Net cash used in investing activities	(345)	(1,588)
Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	9,189
Proceeds from the issuance of common stock	15,537	—
Proceeds from exercise of preferred stock warrants	—	9,630
Purchase of common stock warrants	—	(20)
Proceeds from Business Combination	—	36,854
Offering costs related to Business Combination	—	(1,116)
Debt issuance costs	(2,593)	—
Proceeds from the issuance of debt	25,000	—
Payments on finance lease liabilities	(84)	(87)
Proceeds from the exercise of stock options for common stock	76	179
Net cash provided by financing activities	37,936	54,629
(Decrease) increase in cash, cash equivalents and restricted cash	(3,252)	2,463
Cash, cash equivalents and restricted cash, beginning of period	12,127	9,664
Cash, cash equivalents and restricted cash, end of period	$8,875	$12,127
Supplemental disclosures of cash flow information:
Interest paid	1,750	18
Income taxes	18	14
Supplemental disclosure of noncash items:
Right-of-use assets obtained in exchange for new operating lease liabilities	294	—
See accompanying notes to consolidated financial statements.

Fixed asset purchases included in trade payables and accrued expenses	—	19
Prepaid warrant issuance costs	1,700	—
Fair value of initial warrants issued with OrbiMed debt	362	—
Fair value of revenue base redemption liability related to OrbiMed debt	507	—
Non-cash interest expense	604	—
Transfer of warrant liability to common stock upon exercise of warrant	11,924	—
Transfer of warrant liability to preferred stock upon exercise of warrants	—	25,409
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
We are a growing, oncology focused medical technology business seeking to transform outcomes for patients with solid tumors by integrating our innovative delivery technology with standard-of-care therapies, and with our investigational immunotherapeutic, nelitolimod, a class C Toll-like receptor 9 (“TLR9”) agonist, for a range of different therapeutic and technology applications. Our ultimate goal is to transform the treatment paradigm for patients battling solid tumors. We have developed an innovative technology designed to overcome two of the most significant challenges that prevent optimal delivery and performance of therapeutics in these difficult-to-treat diseases: (i) high intratumoral pressure caused by tumor growth and collapsed vasculature restricting the delivery of oncology therapeutics and (ii) off target delivery. Nelitolimod, specifically, combined with our technology, aims to address the immunosuppressive properties of tumor immune cells in liver, pancreas and other solid tumors. By systematically addressing these barriers, we aim to improve response to therapies and to enable improved patient outcomes.
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize therapeutic delivery for hepatocellular carcinoma, pancreatic carcinoma, and other solid liver tumors. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed vessels in the tumor to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. PEDD with SmartValve has been shown in prospective and retrospective clinical studies and in multiple pre-clinical models to improve therapy uptake and tumor response. Additionally, we are studying a drug product candidate, nelitolimod (a TLR9 agonist), which has demonstrated a potential to enhance immune system response, when delivered via PEDD, in the treatment of pancreatic cancer and other liver solid tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of systemic therapies. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression. Nelitolimod has a dual mechanism of action in solid tumors which includes the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells while simultaneously activating immune response and recruiting T-cells to the tumor, allowing checkpoint inhibitors to work more effectively.
TriNav™ is the newest therapy delivery device with SmartValve technology for the proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval expired at the end of 2023. On June 1, 2023, we applied for a new technology Ambulatory Payment Classification ("APC") code with CMS. In December 2023, CMS granted a New Technology Healthcare Common Procedure Coding System ("HCPCS") code for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the APC code 5194 - Level 4 Endovascular procedures. The code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE.
Liquidity
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $8.9 million. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $279.5 million as of December 31, 2024. Without additional financing and based on our sales, operations and research and development plans, our management estimates that our existing cash and cash equivalents will be insufficient to fund our projected liquidity requirements for the next 12 months.
In accordance with ASC Topic 205-40, Presentation of Financial Statements, Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period. In evaluating our ability to continue as a going concern, management projected our cash flow sources and needs and evaluated that conditions and events have raised substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements were issued. Management’s plans to address the conditions and events have considered our current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of these consolidated financial statements in considering whether we have the ability to fund future operations and meet our obligations as they become due in the normal course of business.
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy, including our transformation into a therapeutics company, will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. We have funded operations resulting in the cumulative net losses of $279.5 million, as of December 31, 2024, principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination.
For the year ended December 31, 2024, we issued $15.6 million of common stock for cash, which included $76 from the exercise of stock options. As described in Note (13) Standby Equity Purchase Agreement, we have the right but not the obligation, to sell up to $30.0 million of our Common Stock at our request under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA"), subject to terms and conditions specified in the agreement. For the year ended December 31, 2024, we sold 2,290,377 shares of common stock under the SEPA, raising $14.1 million. During the year ended December 31, 2024, we also raised an additional $1.0 million, before expenses, through the sale of common stock in a private placement.
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the OrbiMed Credit Agreement (the "Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm. Under the terms of the OrbiMed Credit Agreement, we may borrow up to $50.0 million, of which we immediately drew $25.0 million, before expenses. The remaining debt is available in two increments of $10.0 million and $15.0 million, subject to the achievement of certain revenue targets. Subsequent to December 31, 2024, we drew the $10.0 million increment before expenses. As part of the First Amendment To Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Upon receiving the waivers, we were in compliance with all financial covenants under the OrbiMed Credit Agreement. In addition, we received See Note (14) Debt for further discussion.
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

We are subject to various risks and uncertainties frequently encountered by companies in the early stages of growth, particularly companies in the rapidly evolving market for medical technology-based and pharmaceutical products and services. Such risks and uncertainties include, but are not limited to, a limited operating history, need for additional capital, a volatile business and technological environment, the process to test and obtain approval to market the nelitolimod, an evolving business model, and demand for our products. To address these risks, we must, among other things, gain access to capital in sufficient amounts and on acceptable terms, maintain and increase our customer base, implement and successfully execute our business strategy, develop nelitolimod, continue to enhance our technology, provide superior customer service, and attract, retain, and motivate qualified personnel. There can be no guarantee that we will succeed in addressing such risks.
(2) Summary Of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 2024 and 2023, respectively: TriSalus Operating Life Sciences, Inc., TriSalus Medical LLC and TriSalus Therapeutics LLC. Unless otherwise specified, references to the Company are references to TriSalus Life Sciences, Inc. and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
We have modified the presentation of certain warrants within our financial statements and corresponding footnotes. In previous filings, we reported the Working Capital Warrants in combination with the Private Warrants, calling them collectively the Private Warrants. For the current Annual Report on Form 10-K, we have separated the Working Capital Warrants from the Private Placement Warrants. We have modified the presentation through the separation of the activity related to the extinguishment of certain pre-merger equity and the associated tranche liability. We have also modified the presentation of the Long-Lived Assets footnote to conform with the current year presentation and provide comparative information.
(a)Revision of Previously Issued Financial Statements
In connection with the preparation of the consolidated financial statements for the period ended December 31, 2024, we identified errors in our previously filed consolidated financial statements and unaudited quarterly consolidated financial statements relating to incorrectly capitalizing the costs of obtaining and maintaining patents.
In accordance with Staff Accounting Bulletins (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we assessed the materiality of these errors to our previously issued and current year consolidated financial statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded the errors were not material to our previously issued annual or interim consolidated financial statements.
The following table summarize the effects and modification of the revision on our previously issued consolidated financial statements for prior year ended December 31, 2023 and the first quarter of 2024 (in thousands, except net loss per share) for associated activity all of which occurred through March 31, 2024:

	As Previously Stated	Adjustments	As Revised
Consolidated Balance Sheet	12/31/23	12/31/23	12/31/23
Intangible assets, net	$1,127	$(1,127)	$—
Total assets	25,725	(1,127)	24,598
Accumulated deficit	(248,377)	(1,127)	(249,504)
Total Stockholders' deficit	(25,938)	(1,127)	(27,065)

Consolidated Statement of Operations	As Previously Stated	Adjustments	As Revised
Twelve Months Ended December 31, 2023
Research and development expenses	29,510	325	29,835
Loss from operations	(54,150)	(325)	$(54,475)
Net loss available to common stockholders	(59,038)	(325)	(59,363)
Net loss attributable to common stockholders	(63,277)	(325)	(63,602)
Net loss per share, basic and diluted	(6.73)	(0.04)	(6.77)

Three Months Ended March 31, 2024
Research and development expenses	$5,857	$(13)	$5,844
Loss from operations	(11,685)	13	$(11,672)
Net loss available to common stockholders	(13,219)	13	$(13,206)
Net loss attributable to common stockholders	(14,020)	13	$(14,007)
Net loss per share, basic and diluted	(0.60)	—	(0.60)

Consolidated Statement of Cash Flows	As Previously Stated	Adjustments	As Revised
Year Ended December 31, 2023
Net loss available to common stockholders	$(59,038)	$(325)	$(59,363)
Depreciation and amortization	702	(18)	684
Loss on impairment of intangible assets	190	(190)	—
Net cash used in operating activities	(50,045)	(533)	(50,578)
Cash paid for intellectual property and licenses	(533)	533	—
Net cash used in investing activities	(2,121)	533	(1,588)

Three Months Ended March 31, 2024
Net loss available to common stockholders	$(13,219)	$13	$(13,206)
Depreciation and amortization	188	(13)	175
Net cash used in operating activities	(10,867)	—	$(10,867)

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

(c)Concentrations of Credit Risk and Other Risks and Uncertainties
Our cash is deposited primarily with two Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. At times, the deposits in these institutions may exceed the amount of insurance provided on such deposits. Although we have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances, bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints.
(d)Accounts Receivable and Customer Concentrations
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our accounts receivables balances were 5.1 million and 3.6 million as of December 31, 2024 and 2023 and $1.6 million as of January 1, 2023, respectively. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience, as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We did not incur any credit losses for the year ended December 31, 2023.

The following table summarizes the allowance for credit losses accounts activity:

December 31, 2024
Beginning Balance	$—
Amount charged (reversed) to costs and expenses	187
Write-off of uncollectible receivables	—
Ending Balance	$187

(e)Inventory
Inventory is carried at the lower of cost or net realizable value. The balances are recorded on the first-in first-out method. Raw materials consist of purchase material, completed sub-assemblies, and parts for general production use. Finished goods consist of completed products, including direct labor and manufacturing overhead. Write-downs for excess and obsolete inventory are charged to cost of goods sold in the period when conditions giving rise to the write-downs are first recognized. Valuation reserves are recorded when, in our best judgment, we determine the carrying value of the affected inventory may be impaired or its net realizable value exceeds its cost.
(f)Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates relate to the valuation of the Initial OrbiMed warrant liability, the contingent earnout liability, the Revenue Base Redemption liability, certain of our clinical expense accruals, and the valuation allowance on deferred tax assets.
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
(i)Warrants Liabilities
Freestanding financial instruments that permit the holder to acquire shares that are either puttable by the holder, redeemable or contingently redeemable are required to be reported as liabilities in the consolidated financial statements. We present such liabilities on the balance sheets at their estimated fair values. Changes in fair value of the liability are calculated each reporting period, and any change in value are recognized in the Consolidated Statements of Operations. We have determined that the warrants issued to investors and lenders, which are exercisable for shares of our convertible preferred stock, should be classified as liabilities due to contingent redemption liability of the underlying convertible preferred stock.
In connection with the Business Combination, we assumed warrants to purchase Common Stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for all of the warrants based on the trading price of the publicly held warrants. See Note (10) Warrants and (4) Financial Instruments for further discussion.
In connection with our borrowing under the Initial OrbiMed Credit Agreement, we issued the Initial OrbiMed Warrant, which we classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-40. We calculated the fair value of the Initial OrbiMed Warrant based on the Black-Scholes-Merton option valuation model (“Black-Scholes”). This model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We calculated the expected terms as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. Our Common Stock does not have sufficient trading history and, therefore, we used the historical volatility of the stock prices of similar publicly traded peer companies. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on the Company's Common Stock.

(j)Revenue Base Redemption Liability
In connection with our the Initial OrbiMed Loan, a “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amounts, we will start repaying the outstanding principal amount of the loans under the OrbiMed Credit Agreement. These required revenue thresholds are referred to as the “Revenue Base Redemption Liability." We determined that we should bifurcate and separately recognize the Revenue Base Redemption Liability. We determined the value of the Revenue Base Redemption Liability using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method. The change in fair value of the liability is recorded in the Consolidated Statement of Operations. See Note (14) Debt for further detail.
(k)Contingent Earnout Liability
In connection with the execution of the Merger Agreement, MTAC entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MedTech Acquisition Sponsor LLC (the "Sponsor”), Legacy TriSalus and MTAC’s directors and officers (the Sponsor and MTAC’s directors and officers, collectively, the “Sponsor Holders”). Pursuant to the Sponsor Support Agreement, 3,125,000 shares of common stock in the Company ("Common Stock") held by the Sponsor Holders immediately after the Closing Date (such shares, the “Sponsor Earnout Shares”) became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date (the “Earnout Period”). The Sponsor Earnout Shares are classified as a liability in the Company’s Consolidated Balance Sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date using a Monte Carlo simulation of our future stock price and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the Consolidated Statements of Operations. See Notes (4) Financial Instruments and (9) Contingent Earnout Liability for further detail.
(l)Standby Equity Purchase Agreement
In October 2023, the Company entered into a SEPA with Yorkville. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $30.0 million of shares of Common Stock at the Company’s request any time during the 24 months following the execution of such purchase agreement, subject to certain conditions. The SEPA, in its entirety, is not classified as a liability pursuant to ASC 480, and is accounted for as a derivative pursuant to ASC 815-10, Derivatives and Hedging ("ASC 815-10"). The SEPA derivative is valued based on a scenario-based valuation model utilizing the expected draws, probability of the draws and risk-free rate inputs. The change in the fair value of the derivative is recorded in the Consolidated Statements of Operations. See Note (13) Standby Equity Purchase Agreement for further detail.
(m)Impairment and Disposal of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the estimated fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
(n)Share-Based Compensation
We account for all employee share-based compensation awards by recording expense based on the estimated fair value of the awards at the time of grant using the Black-Scholes for stock options and price of our common stock on the grant date for restricted stock units ("RSUs") and performance stock units ("PSUs"). The determination of fair value using an option-pricing model is affected by the estimated fair value of the Company’s stock, as well as assumptions regarding a number of variables including, but not limited to, the fair value of underlying stock at the grant date, expected volatility of the underlying stock over the term of the awards, projected employee stock option exercise behaviors, and risk-free interest rates. We have elected to not include an estimated forfeiture rate in our share-based compensation expense recognition, in accordance with ASC Topic 718, Compensation — Stock Compensation, and we account for forfeitures in the period in which they occur. The estimated fair value of options, RSUs and PSUs granted are recognized as compensation expense on a straight-line basis over the expected life for each separately vesting portion of the awards. All shares issued upon the exercise of stock options and vesting of RSUs and PSUs are from our reserved authorized common stock.

(o)Revenue Recognition
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
2.Identify the performance obligation — Our performance obligation is to deliver the ordered products in accordance with the terms of the purchase order, which constitutes a single performance obligation. We do not have any on-going service obligation after delivery and only offer our customers an assurance-type warranty, which provides assurance the product will work as intended.
3.Determine the transaction price — We maintain a single sales price for each of our products, which is generally fixed. For customers with rebate agreements, the rebates are accounted for within a contra-revenue account at the time the rebate milestone is achieved. We do not have a history of any significant refunds, allowances or other concessions provided to our customers from the agreed-upon sales price after delivery of the product. Refunds, allowances or other concessions are accounted for as a reduction of revenue.
4.Allocate the transaction price — We do not have multiple performance obligations to complete when we fulfill a purchase order, as such, the transaction price is allocated fully to the units being sold.
5.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Ex Works; therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order specifies alternate shipping terms, usually DAP (delivery at place). In those cases, we defer revenue recognition until we are assured the units have been delivered and control has transferred to the customer. Our sale team is able to make in-person sales. When this occurs, the revenue in not recognized until we receive a Purchase Order ("P.O.") from the customers, with the inventory treated as consignment until the time receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation; therefore, the costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized $0.3 million and $0.2 million of rebates in the 12 months ended December 31, 2024 and 2023, respectively.
(p)Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external services we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod in for the year ended December 31, 2024 as compared to $1.0 million for the year ended December 31, 2023. See Note (12) Dynavax Purchase for further discussion of Dynavax.
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

(q)Segment Reporting
Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer ("CEO"), reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. The CEO considers recommendations from the Chief Financial Officer ("CFO") and reviews the Monthly Financial Report ("MFR"), including financial information and the Company’s performance highlights, such as revenue, accounts receivable and inventory balances, cash flows and cash on-hand, operational expenditures and headcount. Based on the Company’s consolidated financial information, the CEO makes the key operating decisions and determines how resources should be allocated. Once the CEO has decided, the CEO and CFO are responsible for carrying out the CEO’s decisions. All of our customers and long-lived assets are located in the United States. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the consolidated financial statements. Accordingly, we have determined we operate as a single reportable segment within a single geographic area.
(r)Advertising
Advertising expense, which is included in sales and marketing costs, is expensed as incurred, and expense for the years ended December 31, 2024 and 2023, was $0.5 million and $1.3 million, respectively.
(s)Income Taxes
We account for income taxes pursuant to ASC Topic 740, Income Taxes, which requires the use of the asset-and-liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
The Company recognizes the effect of income tax positions when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Through 2024, management determined that no uncertain tax positions have been taken or are expected to be taken that could have a material effect on the Company’s income tax liabilities.
(t)Net Loss per Share
Net loss per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Warrants, convertible preferred stock, stock options, and restricted stock units, as described in Notes (10) Warrants, (15) Convertible Preferred Stock, and (16) Stockholders' Equity, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. As we reported a net loss for the years ended December 31, 2024 and 2023, all potentially dilutive shares were excluded from net loss per share in both years. See Note (17) Net Loss Per Share for further details.
(u)Recent Accounting Pronouncements
Recently issued and Adopted Accounting pronouncements
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance on ASC Topic 820 on the fair value measurement of equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. Specifically, the ASU clarifies that a "contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security's unit of account." As such, the entity should not apply a discount related to the contractual sale restriction when measuring the equity security's fair value. In addition, the ASU prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. For public companies, the amendments for this update are effective for fiscal years beginning after December 15, 2023. For all other entities, the amendments are effective for fiscal year beginning after December 15, 2024, and interim periods within those fiscal years. We adopted ASU 2022-03 on January 1, 2024. The effect of the adoption had no impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Disclosures About Reportable Segments. The ASU improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses in annual and interim reports, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, add disclosure requirements for entities with a single reportable segment, and other enhancements. The ASU is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 on January 1, 2024. The effect of the adoption did not have an impact on our consolidated financial statements. Refer to the "Segment Reporting" section of Note (2) Summary of Significant Accounting Policies of our consolidated financial statements for further discussion of our segment.

Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 update requirements in various disclosure areas, including the statement of cash flows, earnings per share, debt, and equity. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
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

In November 2024, the FASB issues ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendment applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In November 2024, the FASB issues ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20, Debt: Debt With Conversion and Other Options, to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. Based primarily on the consensus-for-exposure reached on Issue 23-A, Induced Conversion of Convertible Debt Instruments, by the Emerging Issues Task Force on September 14, 2023. The ASU is intended to “improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible.” The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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
Proceeds from this transaction totaled $42.9 million. These proceeds were comprised of $2.7 million from the MTAC trust account, and $40.2 million received from a concurrent private investment in public equity financing (“PIPE Financing”). Pursuant to the terms of the Merger Agreement, $6.0 million of the proceeds were used to pay expenses incurred by MTAC related to the merger, resulting in net cash proceeds of $36.9 million. The Company incurred $6,069 in transaction costs relating to the merger with MTAC, of which $1.7 million was recorded as a reduction of equity and the balance of $4.3 million was recorded in general and administrative expense.

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

On the Closing Date, the Company recorded a liability related to the MTAC Warrants of $2.6 million. During the period from August 10, 2023 to December 31, 2023, the fair value of the MTAC Warrants increased to $16.9 million, resulting in a loss on the change in fair value of $14.3 million in the Consolidated Statements of Operations for the period ended December 31, 2023.
For December 31, 2024, the fair value of the MTAC Warrants decreased to $7.9 million. The fair value decreased as a result of the exchange of 7,034,639 warrants for common stock, valued at $11.9 million, offset by a loss on the change in fair value of $2.9 million in the Consolidated Statements of Operations for the year ended December 31, 2024.

PIPE Financing
On the Closing Date, certain investors agreed to purchase an aggregate of 4,015,002 newly-issued shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40.2 million, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”). See Note (15) Convertible Preferred Stock for further discussion.
During the year ended December 31, 2024, certain investors agreed to purchase an additional $1.0 million of common stock, before expenses, in a private placement.
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
(4) Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, tranche and warrant liabilities to purchase preferred stock, the contingent earnout liability and the warrant liability and revenue based redemption liability related to the Initial OrbiMed Credit Agreement. The carrying values of these financial instruments (other than the contingent earnout liability, tranche liabilities, revenue based redemption liability, and warrant liabilities, which are held at fair value) approximate fair value through the use of publicly available market prices for the years ended December 31, 2024 and 2023. In general, asset and liability fair values are determined using the following categories:
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
Our warrant, earnout liabilities, SEPA, and Revenue Base Redemption liability are measured at fair value on a recurring basis.
At the Closing Date, we assumed warrants to purchase 14,266,605 shares of common stock for $11.50 (see Note (10) Warrants). Of these, 8,333,272 were traded publicly (the "Public Warrants"), 5,933,333 were privately held (the 4,933,333 "Private Placement Warrants" and 1,000,000 "Working Capital Warrants" and together with the Public Warrants, the "SPAC Warrants"). At the Closing Date, we determined the fair value of all the SPAC Warrants to be $2.6 million based on the closing price of $0.18 for the Public Warrants (Level 1).
At the Closing Date, we determined the fair value of the earnout liability to be $28.9 million based on a Monte Carlo simulation of future trading prices for our common stock. See Note (9) Contingent Earnout Liability for further discussion.

The carrying amount of our outstanding SPAC Warrants liabilities was $7.9 million and $16.9 million, respectively, at December 31, 2024 and 2023. The carrying amount of outstanding earnout liability was $7.4 million and $18.6 million, respectively, at December 31, 2024 and 2023. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3, inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $0.2 million based on a scenario-based model. See Note (13) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $0.1 million at December 2024; we recorded the change in fair value in other income (expense).
In connection with the closing of our closing of our initial $25.0 million borrowing under the OrbiMed Credit Agreement on April 30, 2024, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 (the "Initial OrbiMed Warrant") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. For the year ended December 31, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.3722 per share, or approximately $1.23 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (see Notes (10) Warrants and (14) Debt for more information on the OrbiMed Credit Agreement). The Initial OrbiMed Warrant is accounted for as a liability under ASC 815, Derivatives and Hedging, Contracts in Equity's Own Equity ("ASC 815-40"), as it provides settled provision that does not meet the requirements of the indexation guidance under ASC 815-40. On August 15, 2024, at OrbiMed's request, the Initial OrbiMed Warrant was split into two separate warrants ("Substitute Warrant Certificate #1" and "Substitute Warrant Certificate #2" and, together, the "OrbiMed Warrants") held by two of OrbiMed's operating entities; one for 92,801 and the second for 38,004 common shares, with no change to the related terms and conditions.
We use a Black-Scholes option pricing model to estimate the fair value of the Initial OrbiMed Warrant, as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including potential change in control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilities of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business. We determined the fair value of the Initial OrbiMed Warrant to be $0.4 million at December 31, 2024 and recorded the adjustment to the change in fair value of SEPA, warrant, and Revenue Base Redemption liabilities.
If the “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated (see table in Note (14) Debt), we will start repaying the outstanding principal amount in equal monthly installments through April 30, 2029 (the "Maturity Date"). Such repayments will commence in the calendar month immediately following the applicable Test Date per the OrbiMed Credit Agreement (see table in Note (14) Debt) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (see Note (14) Debt ). The repayment of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “Revenue Base Redemption Liability.” Furthermore, if on the subsequent test date, the revenue-based condition is met, we will stop repaying the outstanding principal amount in equal installments and directly repay the balance amount on the Maturity Date. We determined the fair value of the Revenue Base Redemption liability to be $0.5 million at December 31, 2024 and recorded the adjustment to the change in fair value of SEPA, warrant, and Revenue Base Redemption liabilities.
On May 24, 2024, we commenced an offer (the “Offer”) to all holders of Public Warrants, Private Placement Warrants and Working Capital Warrants (collectively, the "Exchange Warrants") to receive 0.30 shares of common stock of the Company in exchange for each Exchange Warrant tendered by the holder and exchanged pursuant to the Offer. The Offer expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11.9 million. Adjusting for issuance costs of $1.7 million, the net fair value of the Exchange Warrants was $10.2 million. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to additional paid-in capital ("APIC").
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA derivative liability, and Revenue Base Redemption liability for the year ended December 31, 2024:

SPAC Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at December 31, 2024
Public Warrants - Level 1	$9,855	$3,140	$(11,068)	$1,927
Private Placement Warrants - Level 2	$5,871	$(144)	$(855)	$4,872
Working Capital Warrants - Level 2	$1,190	$(90)	$—	$1,100

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at December 31, 2024
Contingent earnout liability	$18,632	$(11,231)	$—	$7,401
SEPA derivative liability	$185	$(130)	$—	$55
Initial OrbiMed Warrant liability	$—	$(449)	$811	$362
Revenue base redemption liability	$—	$(222)	$729	$507
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability and SEPA derivative liability for the year ended December 31, 2023:

SPAC Warrant Liabilities	Fair Value at December 31, 2022	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at December 31, 2023
Public Warrants - Level 1	$—	$8,367	$1,488	$9,855
Private Placement Warrants - Level 2	$—	$4,990	$881	$5,871
Working Capital Warrants - Level 2	$—	$1,011	$179	$1,190

Level 3 Liabilities	Fair Value at December 31, 2022	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at December 31, 2023
Contingent earnout liability	$—	$(10,295)	$28,927	$18,632
SEPA derivative liability	$—	$2	$183	$185
(5) Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash, as presented in the Consolidated Statements of Cash Flows, consisted of the following:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$8,525	$11,777
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$8,875	$12,127
Restricted cash is $0.4 million held by our bank to support our corporate credit card program.

(6) Inventory
The components of inventory at are summarized as follows:

	December 31, 2024	December 31, 2023
Raw materials	$1,338	$607
Finished goods	2,720	2,055
Reserve for obsolete inventory	(10)	(117)
Total Inventory	$4,048	$2,545
(7) Long-Lived Assets
Property and Equipment
Property and equipment consists of the following:

	Useful Life (Years)	December 31, 2024	December 31, 2023
Machinery and equipment	5 – 7	$2,636	$2,357
Computers and software	2	1,279	970
Furniture	5	425	474
Leasehold improvements	5	772	772
Other property	7	13	13
Construction in progress		331	598
Gross property and equipment		5,456	5,184
Less accumulated depreciation		(3,787)	(3,093)
Net property and equipment		$1,669	$2,091
Depreciation expense for property and equipment for the years ended December 31, 2024 and 2023, was $0.7 million and $0.7 million, respectively. The Company did not recognize any impairment losses for the years ended December 31, 2024 and 2023, other than losses on disposal of $0.02 million and $0.04 million in 2024 and 2023, respectively.
(8) Accrued Liabilities
Accrued liabilities consists of the following:

	December 31,
	2024	2023
Accrued liabilities - clinical trials	$2,297	$3,115
Accrued incentives	2,094	3,736
Accrued liabilities - general	1,850	2,790
Accrued vacation	362	327
Accrued payroll	718	557
Accrued taxes	34	31
Total Accrued Liabilities	$7,355	$10,556
Accrued liabilities - general includes accruals from our services providers and other miscellaneous operating accruals.
(9) Contingent Earnout Liability
As described in Note (2) Summary Of Significant Accounting Policies and Note (3) Business Combination, in connection with the execution of the Merger Agreement, MTAC entered into the Sponsor Support Agreement with the Sponsor Holders and Legacy TriSalus, pursuant to which, 3,125,000 of the shares of our Common Stock held by the Sponsor immediately after the Closing Date became unvested and subject to potential forfeiture if certain triggering events are not achieved during the Earnout Period. The earnout shares are classified as a liability and were initially measured at
F-22

fair value at the Closing Date and will subsequently be remeasured at the end of each reporting period with the change in fair value of the earnout liability recorded in the Consolidated Statements of Operations.
The estimated fair value of the total contingent earnout liability at the closing on August 10, 2023, was $28.9 million based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $7.4 million and $18.6 million as of December 31, 2024 and 2023, respectively. This remeasurement resulted in recording gains of $11.2 million and $10.3 million for the years ended December 31, 2024 and 2023, respectively, classified as changes in fair value of contingent earnout liability in the Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	December 31, 2024	December 31, 2023
Current stock price	$5.01	$8.45
Expected share price volatility	70.0%	65.0%
Risk-free interest rate	4.3%	3.9%
Expected term (years)	3.61	4.60
Estimated dividend yield	—%	—%
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
(c)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the earnout period; and
(d)expected dividend yield, which we estimate to be zero based on the fact that we have never paid or declared dividends on the common stock of the Company.
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

(10) Warrants
Warrants outstanding are as follows:

	December 31, 2024	December 31, 2023
Public Warrants	1,751,825	8,281,779
Private Placement Warrants	4,428,648	4,933,333
Working Capital Warrants	1,000,000	1,000,000
Initial OrbiMed Warrant	130,805	—
Total warrants	7,311,278	14,215,112
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, the Company assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of December 31, 2024 and 2023, there were 1,751,825 and 8,281,779, respectively, Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation.
On December 26, 2023, the SEC declared effective an amended registration statement on Form S-1 registering the issuance of the shares of common stock issuable upon exercise of the warrants. The Company will use its best efforts to maintain the effectiveness of such registration statement and maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement.

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
If and when the SPAC Warrants become redeemable, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If we call the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis.” The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will we be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2024 and 2023, there were 4,428,648 and 4,933,333, respectively, Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.
We determined that the Public Warrants, Private Placement Warrants, and Working Capital Warrants do not meet the criteria to be equity classified and should be recorded as liabilities. Our analysis concluded liability classification under ASC 815, Derivatives and Hedging, as these warrants include a provision that could allow cash settlement upon an event outside our control, and such event may not result in a change in control of the Company. As a result, the Public Warrants, Private Placement Warrants, and Working Capital Warrants do not meet the criteria for equity classification.
At the close of the Business Combination, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.5 million, $0.9 million and $0.2 million , respectively. As of December 31, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.9 million, $4.9 million, and $1.1 million, respectively. As of December 31, 2023, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $9.9 million, $5.9 million, and $1.2 million, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrants is equivalent to that of each Public Warrant.
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
The Offer and Consent Solicitation expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants, which represents approximately 78.8% and 10.2% of the outstanding warrants of each respective class. The Warrants were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. No Working Capital Warrants were tendered. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11.9 million. Accordingly, we recorded that amount as a reduction of the warrant liability and a charge to APIC, partially offset by issuance costs of $1.7 million. On July 1, 2024, we issued 2,110,366 shares of common stock in exchange for the Exchange Warrants.
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
For the year ended December 31, 2024, we issued 2,110,366 shares of common stock in exchange for 6,529,954 (or approximately 78.8%) of the Public Warrants and 504,685 (or approximately 10.2%) of the Private Placement Warrants.
The following table summarizes activity in the Public Warrants, Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2024 . There was no activity for the year ended December 31, 2023.

Series	Balance at December 31, 2023	Exchanges	Issuances	Retirements / Conversions	Balance at December 31, 2024
Public Warrants	8,281,779	—	—	(6,529,954)	1,751,825
Private Placement Warrants	4,933,333	—	—	(504,685)	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
Initial OrbiMed Warrant
In connection with the closing of our initial $25.0 million borrowing under the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (as adjusted from time to time the "Exercise Price") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. For the year ended December 31, 2024, the exercise price was adjusted pursuant to the terms of the Initial OrbiMed Warrant to $9.3722 per share, or approximately $1.23 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of our borrowings of the delayed draw commitment amounts of $10.0 million and $15.0 million under the OrbiMed Credit Agreement, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable borrowed amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
The Initial OrbiMed Warrant may be exercised in whole or in part, at any time prior to the Expiration Date (the "Exercise Period"), by either:
a.making a payment to the Company, in an amount in immediately available funds equal to the aggregate Exercise Price to be paid upon the exercise of the Initial OrbiMed Warrant; or
b.instructing the Company to withhold a number of Warrant Shares then issuable upon exercise of the Initial OrbiMed Warrant with an aggregate fair market value as of the exercise date equal to such aggregate Exercise Price to be paid upon the exercise of the Initial OrbiMed Warrant (the “Cashless Exercise”); or
c.any combination of the foregoing.
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

Adjustments
The Exercise Price and the number of Warrant Shares underlying the Initial OrbiMed Warrant are subject to certain anti-dilutive adjustments. These are triggered by events such as stock splits, reclassification of shares, recapitalizations, combinations, substitutions or the like. Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current Exercise Price of the Initial OrbiMed Warrant, the Exercise Price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance. As a result of any adjustments, the amount of proceeds we receive from the exercise of the Initial OrbiMed Warrant would be less than the amount we would receive immediately prior to such adjustment. For the year ended December 31, 2024, the Exercise Price of the Initial OrbiMed Warrant was adjusted down from $9.5562 to $9.3722 per share in accordance with the above described adjustment mechanics.
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
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the Initial OrbiMed Warrant in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock, therefore, it is considered as a derivative instrument and will be classified as a liability and is subsequently measured at fair value with changes reported to earnings following the proceeds from the issuance of the initial $25.0 million borrowing under the OrbiMed Credit Agreement.
The fair value of the Initial OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	December 31, 2024	April 30, 2024
Expected term (years)	6.3	7.0
Risk free interest rate	4.5%	4.7%
Expected volatility	70.0%	65.0%
Dividend yield	0	0
Exercise price	$9.3722	$9.5562
Stock price	$5.01	$9.31
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

The income tax expenses (benefits) from continuing operations are summarized as follows:

	December 31, 2024	December 31, 2023
Federal:
Current	$(15)	$—
Deferred	—	—
	(15)	—
State:
Current	21	9
Deferred	—	—
	21	9
Total	$6	$9
The provision for income taxes differs from income taxes computed at the federal statutory tax rates are due to the following items:

	December 31, 2024	December 31, 2023
Statutory rate	21.0%	21.0%
State and local taxes	5.1	3.4
Change in valuation allowance	(33.1)	(22.0)
Disallowed interest expense on convertible debt	—	—
Prior year true-up	1.7	1.0
Permanent differences	5.3	(3.4)
	—%	—%
The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

	December 31, 2024	December 31, 2023
Deferred tax assets:
NOL carryforwards	$44,336	$37,322
Fixed assets	2,664	2,565
Accrued liabilities	140	1,115
Inventory	652	222
Interest limitation	674	—
Charitable contributions	33	37
Lease accounting	52	46
Capitalized R&D expenses	11,919	10,176
Stock-based compensation expense	1,264	305
Total deferred income tax assets	61,734	51,788
Deferred tax liabilities:
Prepaid expenses	(407)	(470)
Total deferred income tax assets and liabilities	61,327	51,318
Less: Valuation allowance	(61,327)	(51,318)
Net deferred income tax assets and liabilities	$—	$—
In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As we do not have any historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, we do not believe it is more likely than not that we will realize the benefits of the net deferred tax assets and, accordingly, have established a valuation allowance equal to 100% of net deferred tax assets. The change in the valuation allowance for the years ended December 31, 2024 and 2023 was $10.0 million and $13.2 million, respectively.
As of December 31, 2024, we had net operating losses (“NOLs”) as follows (the NOLs which do not expire are subject to an annual utilization limitation of 80% of taxable income):

	December 31, 2024
	Federal	State
NOLs expiring between 2029 and 2037	$43,912	$106,320
NOLs which do not expire	135,875	37,045
Total NOLs	$179,787	$143,365
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
As of December 31, 2024 and 2023, we did not have any unrecognized tax benefits and do not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. Our accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.
We are subject to taxation in the United States, various state jurisdictions, and various foreign jurisdictions. We are subject to income tax examination by U.S. and state tax authorities for the calendar year ended December 31, 2024 and forward. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the amount of the net operating losses and credits utilized in open tax years.
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
Payments under the Dynavax purchase agreement consist of: (a) one upfront payment of $9.0 million that was split into two payments ($5.0 million and $4.0 million, paid in July and December 2022, respectively), (b) milestone payments upon the achievement of certain development and commercial milestones, and (c) royalty payments based on aggregate annual net sales after nelitolimod receives FDA approval to be sold.
The development milestone payments range from $1.0 million to $10.0 million, triggered by development achievements for each of up to four indications. The development milestone payments cannot exceed $170.0 million. We made a milestone payment of $1.0 million in each of September 2021, after initiating our clinical study of uveal melanoma liver metastases; June 2022, after initiating our clinical study for primary liver tumors; and August 2023, after initiating our clinical study for pancreatic cancer. In aggregate, the commercial milestones shall not exceed $80.0 million. We will also pay annual royalties at the rate of 10% for aggregate annual net sales less than or equal to $1,000.0 million and 12% for aggregate annual net sales above that amount. For 2024 and 2023, no annual royalties payments were made.
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

(13) Standby Equity Purchase Agreement
On October 2, 2023, we entered into a SEPA with Yorkville. Yorkville is a fund managed by Yorkville Advisors Global, LP.
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
The estimated fair value of the SEPA derivative liability on December 31, 2023 was $0.2 million, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $55 as of December 31, 2024, and is classified within other long-term liabilities in the Consolidated Balance Sheets. This remeasurement resulted in the recognition of a gain of $0.1 million for the year ended December 31, 2024, classified as change in fair value of contingent liabilities in the Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	December 31, 2024	December 31, 2023
Expected draws	$2,000	$5,000
Expected probability of draws	90%	90%
Risk-free interest rate	4.4%	5.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $2.0 million and $5.0 million, at December 31, 2024, and December 31, 2023, respectively, through the issuance of multiple separate advances under the Option 2 Pricing Period at December 31, 2024, and Option 1 Pricing Period at December 31, 2023;
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
As of December 31, 2024, we had sold 2,290,377 shares of common stock under the SEPA, raising approximately $14.1 million.

(14) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement with OrbiMed, a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth, and provide financial flexibility.
Pursuant to the to the OrbiMed Credit Agreement, OrbiMed agreed to provide a term loan facility to the borrower, in an aggregate principal amount of $50.0 million, as follows:
a.$25.0 million funded on the OrbiMed Closing Date (the “Initial Term Loan”).
b.$10.0 million term loan available at the election of the borrower (the "Second Tranche"), provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $30.0 million (the “First Delayed Draw Term Loan Commitment”). The First Delayed Draw Term Loan Commitment expires on June 30, 2025.
c.An additional $15.0 million term loan available at the election of the borrower (the "Third, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $50.0 million (the “Second Delayed Draw Term Loan Commitment” and together with the First Delayed Draw Term Loan Commitment the “DDTL Commitments”). The Second Delayed Draw Term Loan Commitment expires on December 31, 2025.
The loans under the OrbiMed Credit Agreement will mature on April 30, 2029. On April 30, 2024, we borrowed the Initial Term Loan, resulting in gross proceeds of $25.0 million.
The OrbiMed Credit Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions (financial or otherwise), could result in the acceleration of the obligations under the OrbiMed Credit Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply, at the election of OrbiMed, on all outstanding obligations during the occurrence and continuance of an event of default. OrbiMed can also declare all or a portion of the outstanding principal amount of the loan due and payable, and cancel any unmade draws. OrbiMed has not exercised its right under this clause, as there have been no such events.
Subsequent to December 31, 2024, we met the conditions for borrowing of the First Delayed Draw Term Loan Commitment and requested the additional $10.0 million term loan associated with the Second Tranche. On February 18, 2025, we borrowed the Second Tranche and received gross proceeds of $10.0 million.
Repayment
If the “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the borrower will start repaying the outstanding principal amount of the loans under the OrbiMed Credit Agreement. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “Revenue Base Redemption Liability.”

Test Dates (fiscal Quarter Ending)	Product Revenue Base for 12 months Period
December 31, 2024	$26,200
March 31, 2025	$29,600
June 30, 2025	$33,400
September 30, 2025	$37,800
December 31, 2025	$42,700
March 31, 2026	$46,400
June 30, 2026 and each Fiscal Quarter ending thereafter	$50,000

As of December 31, 2024, we were in compliance with the Product Revenue Base requirement and no repayments were required.
Repayment Premium
All repayments and prepayments of the loans under the OrbiMed Credit Agreement (other than on Maturity Date) shall be accompanied by the payment of the premium, which shall be determined based on the timing of the repayment as follows (the “Repayment Premium”):

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
Interest Rate and Payment
The interest rate is calculated as Secured Overnight Financing Rate for the interest period (which shall not be less than 4.0% (the “Floor”)) plus 8.5% (the “Interest Rate”). Until the first full interest period after the 15 month anniversary of the OrbiMed Closing Date, 3.5% of the Interest Rate shall be designated as paid-in-kind interest, which is added to the outstanding principal amount of the loans under the OrbiMed Credit Agreement (the “PIK Interest”). However, the borrower upon written notice can elect to pay all interest in cash, or to pay a percentage less than 3.5% as PIK Interest.
On and after occurrence of any event of default, until such event of default is cured, the borrower is obligated to pay 4.0% in addition to the otherwise applicable Interest Rate (the “Default Rate”).
Interest payments are due on the last day of the month (except PIK Interest, which is added to the outstanding principal amount of the loans under the OrbiMed Credit Agreement on the last day of each month). Whenever a prepayment is made on the principal of the loans under the OrbiMed Credit Agreement, the accrued interest and any applicable Repayment Premium on the amount prepaid is also due on such date.
Debt Related Fees
(1) Exit Fee
The borrower on the repayment of the loans under the OrbiMed Credit Agreement is obligated to pay an additional fee equal to 4.0% of the of the principal amount being repaid. This applies whether the repayment is made on the Maturity Date, or under any other conditions specified in the Agreement (the “Exit Fee”).
(2) Commitment Fee
The borrower on the funding date of the loans under the OrbiMed Credit Agreement, shall pay a commitment fee to the Lender, equal to 2.0% of the principal amount drawn (the “Commitment Fee”).
(3) Undrawn Fee
Every month, the borrower is obligated to remit a fee to the lender, calculated as 0.25% per annum of the total undrawn amount under the DDTL Commitments.
(4) Administrative Fee
The borrower will pay to the agent under the OrbiMed Credit Agreement for its own account a quarterly loan administration fee of $0.01 million, payable in advance, with the first payment due and payable upon the OrbiMed Closing Date.

Increased Costs
If, at any time, any lender incurs additional cost, reductions in any sum receivable by the lender under the OrbiMed Agreement or reduction in the rate of return with respect to the loans under the OrbiMed Credit Agreement because of any change in applicable law or government rule including laws regarding capital adequacy, reserve requirements, taxes, or similar requirements, etc., (collectively, “Yield Adjustment Events”), the borrower will pay the lenders an additional amount to compensate the lender for such increased costs or reduction in rate of return (the “Yield Protection Adjustment Feature”).
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
If such taxes are Non-Excluded Taxes (as defined in the OrbiMed Credit Agreement), then the sum payable by the borrower shall be increased as necessary so that after all required deductions have been made, the Lenders receive an amount equal to the sum it would have received had no such deduction been made (the "Tax Gross-Up Feature”).
Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. See Note (10) Warrants for further discussion. In addition to issuing the Initial OrbiMed Warrant, on each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. If we fail to comply with certain of our obligations under the OrbiMed Registration Rights Agreement with respect to maintaining an effective registration statement covering shares of Common Stock underlying the OrbiMed Warrants, then the expiration date of an OrbiMed Warrant may be extended.
Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance.
In connection with the closing of the First Delayed Draw, we issued OrbiMed 91,263 warrants on February 18, 2025. The Subsequent OrbiMed Warrants are held by the two of OrbiMed's operating entities associated with the Initial OrbiMed Warrants; one for 64,748 and the second for 26,515 common shares. The Subsequent OrbiMed Warrants expire seven years from the issuance date and contain an exercise price of $5.4787. Effective March 20, 2025, we executed the First Amendment To Credit Agreement and Registration Rights Agreement which required the registration of the Subsequent OrbiMed Warrants to be filed by May 15, 2025 and waived the prior default events related to the Series A Convertible Preferred Stock conversions in September 2024, February 2025, and March 2025.
Accounting Treatment
In accordance with ASC 470, Debt, we recorded the Initial Term Loan as long term debt, and recorded the costs incurred to obtain the loan as contra-debt. We incurred $2.6 million in legal, origination and other fees to acquire the OrbiMed Credit Agreement. In addition, we determined that the Initial OrbiMed Warrant met the definition of a derivative under ASC 815, Derivatives and Hedging, and should be recorded as a liability, and that we should bifurcate and separately recognize the Revenue Base Redemption Liability. At April 30, 2024, we determined the initial value of the Initial OrbiMed Warrant was $0.8 million using the Black-Scholes pricing model (see Note (10) Warrants for further discussion.). We determined the initial value of the Revenue Base Redemption Liability to be $0.7 million using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method.

The proceeds related to the OrbiMed Credit Agreement of with OrbiMed of $25.0 million will be allocated first to the Initial OrbiMed Warrants and to the Revenue Base Redemption Liability, in an amount equal to their respective fair value at the OrbiMed Closing Date. The Initial OrbiMed Warrant and the Revenue Base Redemption liability will be remeasured subsequently, with changes recorded to expense at each remeasurement date. Any residual proceeds should be allocated to the Initial Term Loan, whereas the issuances should be allocated in proportion to the proceeds between the Initial OrbiMed Term Loan and the Initial Warrant. Assumptions used in the valuation are described below:

	December 31, 2024	April 30, 2024
Expected term (years)	6.3	7.0
Risk free interest rate	4.5%	4.7%
Expected volatility	70.0%	65.0%
Dividend yield	0	0
Exercise price	$9.3740	$9.5562
Stock price	$5.01	$9.31
The estimated fair value of the liabilities were determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)expected term, based on the Initial Term Loan maturity date;
(b)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term;
(c)expected volatility, which is based on the historical equity volatility of publicly traded peer companies for a term equal to the expected term;
(d)expected dividend yield, which we estimate to be zero based on the fact that we have never paid or declared dividends on the Company's common stock;
(e)exercise price, which we calculate as prescribed by the OrbiMed Credit Agreement; and
(f)our stock price, as of the closing price per the Nasdaq on the last day of the reporting period.
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
For the year ended December 31, 2024, we recognized interest of $2.3 million related to the Initial Term Loan, of which $0.6 million was recorded as PIK interest. The remaining $1.7 million was paid in cash to OrbiMed. We also expensed $0.5 million of the capitalized debt issuance costs, which was charged to non-cash interest, and we accreted $0.1 million of the Exit Fee which will be due at the termination of the Initial Term Loan.
The following table summarizes activity within the Initial Term Loan for the year ended December 31, 2024. There was no activity for year ended December 31, 2023.

OrbiMed Debt
Initial draw	$25,000
Debt issuance costs
Cash issuance costs	(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	486
PIK interest	604
Accretion of exit fee liability	127
Balance at December 31, 2024	$22,084

As part of the First Amendment To Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Upon receiving the waivers, we were in compliance with all financial covenants under the OrbiMed Credit Agreement.
(15) Convertible Preferred Stock
Series A Convertible Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock. At the Closing Date, we issued 4,015,002 shares of Series A Convertible Preferred Stock for $40.2 million. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of December 31, 2024, total undeclared cumulative dividends were $4.4 million. We have not recorded the undeclared dividends in our consolidated financial statements, other than under "Undeclared dividends on Series A Preferred Stock" in the Consolidated Statement of Operations.
All shares of Series A Convertible Preferred Stock had the following rights:
(iii)Conversion
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
(iv)Voting Rights
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
(v)Dividends
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
(vi)Anti-dilution Provisions
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
The Conversion Price will automatically reset upon each of February 10, 2025, and July 10, 2027, the eighteen-month and forty-seven-month anniversaries of the Closing Date, to be equal to the lower of:
(i)the then-current Conversion Price, and
(ii)the higher of 1) the Floor Price ($2.10 per share) or 2) the trailing ten-trading day VWAP of the Company's common stock determined as of the date of such reset.
On February 10, 2025, the Conversion Price was reset to $5.277 based on the trailing ten-trading day VWAP of the Company's common stock. As of March 31, 2025, approximately 365,000 shares of Series A Convertible Preferred Stock, including the accrued dividends thereon, have been converted for approximately 778,000 shares of the Company's common stock.
(vii) Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of December 31, 2024. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in the Series A Convertible Preferred Stock for the years ended December 31, 2024. There was no activity for the year ended December 31, 2023.

Series	Balance at December 31, 2023	Issuances	Retirements / Conversions	Balance at December 31, 2024
Series A Convertible Preferred Stock (assuming maximum conversion)	25,237,155	—	(188,571)	25,048,584

Total convertible preferred stock	25,237,155	—	(188,571)	25,048,584
On September 16, 2024, a holder of Series A Convertible Preferred Stock elected to convert 30,000 shares of preferred stock. In accordance with the subscription agreement, these shares were converted to 32,645 shares of common stock (including common shares issued as consideration for a total of $0.03 million in undeclared accumulated dividends, calculated at the rate of 8.00% per annum from the date of original issuance of the Series A Convertible Preferred Stock on the original issue price).
2023 Financing
In January through June 2023, holders of warrants to purchase 4,771,642 shares of Series B-3 preferred stock exercised their purchase rights, for proceeds of approximately $9.6 million. In addition, $25.4 million of warrant liabilities was transferred to Series B-3 preferred stock. Also, holders of warrants to purchase 11,123 shares of Series B preferred stock exercised their purchase rights, for proceeds of $4, plus the transfer of warrant liabilities of $0.1 million to Series B preferred stock.
In March 2023, we effectuated two closings of a portion of the second tranche of the B-2 Preferred Stock Financing whereby (i) 207,541 shares of Series B-2 preferred stock and accompanying warrants to purchase 830,167 shares of Series B-3 preferred stock, representing approximately 40% of the shares committed in the second tranche, were sold for an aggregate purchase price of $2.9 million, and (ii) 17,656 shares of Series B-2 preferred stock and accompanying warrants to purchase 70,624 shares of Series B-3 preferred stock, representing approximately 3% of the shares committed in the second tranche, were sold for an aggregate purchase price of $0.3 million. As a result of the closings of a portion of the second tranche of the B-2 Preferred Stock Financing described above, in accordance with the anti-dilution rights in the Company’s certificate of incorporation, the conversion prices of the Company’s preferred stock were adjusted. The conversion prices were further adjusted as a result of the June 2023 exercise of a portion of the second tranche of the B-2 Preferred Stock Financing described below, which represent the conversion prices in effect on the Closing Date.
In May 2023, we amended the Series B-2 preferred stock agreement and warrant agreement to purchase Series B-3 preferred stock to extend the expiration date for the second tranche from February 28, 2023, to May 31, 2023.
In June 2023, we effectuated closings of a portion of the second tranche of the B-2 Preferred Stock Financing whereby (i) 257,779 shares of Series B-2 preferred stock and accompanying warrants to purchase 1,031,116 shares of Series B-3 preferred stock, representing approximately 49.7% of the shares committed in the second tranche, were sold for an aggregate purchase price of approximately $3.7 million, and (ii) 165,967 shares of Series B-2 preferred stock and accompanying warrants to purchase 663,868 shares of Series B-3 preferred stock, none of which were shares committed in the second tranche, were sold for an aggregate purchase price of $2.4 million. As a result of the closings of a portion of the second tranche of the B-2 Preferred Stock Financing described above, in accordance with the anti-dilution rights in the Company’s certificate of incorporation, the conversion prices of the Company’s preferred stock (i) were adjusted to $38.84 for Series A-1 preferred stock, $12.14 for Series A-2 preferred stock, $13.36 for Series A-3 preferred stock, $12.55 for Series A-4 preferred stock, $13.36 for Series A-5 preferred stock, $14.97 for Series A-6 preferred stock, $9.71 for Series B preferred stock, and $10.93 for Series B-1 preferred stock and (ii) remained the same for Series B-2 preferred stock $14.16 and Series B-3 preferred stock $2.03, which correlate to approximate (in each case rounded to three decimals) exchange ratios of 1.275 to 1 for Series A-1 preferred stock, 1.290 to 1 for Series A-2 preferred stock, 1.303 to 1 for Series A-3 preferred stock, 1.277 to 1 for Series A-4 preferred stock, 1.333 to 1 for Series A-5 preferred stock, 1.351 to 1 for Series A-6 preferred stock, 1.250 to 1 for Series B preferred stock, 1.296 to 1 for Series B-1 preferred stock, 1 to 1 for Series B-2 preferred stock and 1 to 1 for Series B-3 preferred stock. These conversion prices remained in effect at the Closing Date. Any portion of the Series B-3 Warrants that remained unexercised at the time the Business Combination was consummated were automatically net settled for shares of Legacy TriSalus Common Stock immediately prior to the closing of the Business Combination (see Note (3) Business Combination) and exchanged into shares of our Common Stock at the Closing Date.
The fair value of the underlying shares of Series B-2 preferred stock and the Series B-3 Warrants used in these models were derived from estimates of the Company’s equity fair value using the Guideline Public Company Method, specifically revenue multiples of comparable public companies were multiplied by the Company’s forecasted 2023 and 2024 revenue. The valuation of Series B-3 Warrants under the Business Combination scenario incorporates an estimate of the fair value of the underlying Series B-3 preferred stock upon the close of the Business Combination of $9.31 per share, as of August 10, 2023, which is based upon the enterprise value stated in the Merger Agreement of $220.0 million allocated to all outstanding shares of preferred stock, warrants to purchase preferred stock, and common stock on an as-if converted basis. The Business Combination scenario as of August 10, 2023 assumed there would be no additional exercises of the second and third tranches, and thus no value was assigned to the outstanding tranche rights and obligations, as the Company would not exercise its right to call the remaining second tranche.
The fair value of the Series B-3 Warrant Liabilities at issuance resulting from the completion of the Second Tranche Closings was estimated at $14.7 million. The excess of the warrant liability’s fair value compared to the proceeds received in the Second Tranche Closings resulted in a charge to loss on equity issuance in the Consolidated Statements of Operations of $1.4 million for the year ended December 31, 2023.

(16) Stockholders' Equity
(a)Common Stock
As of December 31, 2024 and 2023, the Company’s authorized shares of common stock were 400,000,000. As of December 31, 2024, the Company had reserved the following shares of common stock for future issuance in connection with the conversion of shares of Series A Convertible Preferred Stock, at the applicable conversion rates (see Note (15) Convertible Preferred Stock) and upon the exercise of certain options and warrants:

	December 31, 2024	December 31, 2023
Preferred stock:
Series A convertible preferred stock (assuming maximum conversion)	25,048,584	25,237,155

Warrants:
Public Warrants	1,751,825	8,333,333
Private Placement Warrants	4,428,648	4,933,333
Working Capital Warrants	1,000,000	1,000,000
Initial OrbiMed Warrant	130,805	—
Total Warrants	7,311,278	14,266,666

Employee Stock Purchase Plan	2,253,197	1,396,252

Equity Awards:
Stock options and restricted stock units outstanding	5,050,896	3,666,234
Shares available for future grant	4,190,566	3,515,303
Total Equity Awards	9,241,462	7,181,537
Grand Total	43,854,521	48,081,610

(b)Equity Awards
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees and consultants, including our executive officers and directors. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan will not be used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. Historically, we have primarily used options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increase relative to the option’s exercise price, which exercise price is set at the fair market value of the underlying equity securities on the grant date.
The 2009 Plan and the 2023 Plan are administered by our CEO and CFO, who act on the recommendation of managers of the Company to select the individuals to whom the awards will be granted and to determine the amount and vesting period for the grants. All grants are subject to approval by the board of directors.
As of December 31, 2024, the balances under the two plans are below.

	December 31, 2024
	Authorized	Outstanding	Available for Issue
2009 Plan	1,274,985	1,274,985	—
2023 Plan	7,966,477	3,775,911	4,190,566
Total	9,241,462	5,050,896	4,190,566

2009 Equity Incentive Plan
As of December 31, 2024 and 2023, there were in total 1,240,985 and 1,532,356, respectively, stock options issued and outstanding under the 2009 Plan. The 2009 Plan was originally set to expire on July 28, 2019, the ten-year anniversary of its establishment, however, the ten-year life automatically renews each time the plan is amended to increase the authorized shares. The most recent amendment was on September 15, 2022, so the revised expiration date of the 2009 Plan is September 15, 2032.
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
The following table summarizes activity for options issued to employees, consultants, and directors under the 2009 Plan:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Options outstanding at January 1, 2023	1,671,076	$1.62	8.4
Granted	279,306	10.30	—
Exercised	(222,627)	0.94	—
Forfeiture	(195,399)	5.46	—
Options outstanding at December 31, 2023	1,532,356	$2.78	7.5
Granted	—	—	—
Exercised	(121,335)	0.51	—
Forfeiture	(170,036)	3.40	—
Options outstanding at December 31, 2024	1,240,985	$2.92	6.1
The following table summarizes certain information about all options outstanding under the 2009 Plan as of December 31, 2024.

	Options outstanding		Options Exercisable
Exercise Price	Number outstanding at December 31, 2024	Weighted average remaining contractual life	Number exercisable at December 31, 2024
$0.41	197,244	5.97	194,256
$1.22	200,832	2.95	200,832
$2.03	7,415	2.55	7,415
$2.43	673,807	6.80	453,451
$3.65	3,657	0.32	3,657
$10.30	158,030	7.56	73,531
Total	1,240,985	6.10	933,142

2009 Plan	December 31, 2024	December 31, 2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	53%	53%
Expected term (years)(1)	6.0 – 6.2	6.0 – 6.2
Risk-free interest rate	4.2%	4.18%
_______________________
(1)Our historical exercise behavior for previous grants does not provide a reasonable estimate for future exercise activity for employees who have been awarded stock options in the past three years. Therefore, the average expected term was calculated using the simplified method, as defined by GAAP, for estimating the expected term.
Recognized compensation expense under the 2009 Plan for employees and nonemployees in 2024 was $0.3 million, which was predominately included in general and administrative expense in the accompanying Consolidated Statements of Operations. As of December 31, 2024, there was $0.5 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2009 Plan. The December 31, 2024, balance will be recognized over a weighted average period of 1.1 years.
2023 Equity Incentive Plan
Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of ten years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. The share reserve increased to 7,966,477 authorized shares in 2024 due to the automatic feature of the 2023 Plan. The 2023 Plan will expire on August 10, 2033, unless modified by the Board of Directors or a duty authorized committee thereof.
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
Stock options are granted with an exercise price no less than 100% of the estimated fair value of a share of Common Stock at the date of grant.
The following table summarizes certain information about all options outstanding under the 2023 Plan as of December 31, 2024.

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Options outstanding at January 1, 2023	—	$—	—
Granted	2,100,307	7.32	—
Exercised	—	—	—
Forfeiture	(30,602)	4.79	—
Options outstanding at December 31, 2023	2,069,705	$7.36	9.7
Granted	1,962,406	8.07	—
Exercised	(4,225)	4.83	—
Forfeiture	(677,332)	7.40	—
Options outstanding at December 31, 2024	3,350,554	$7.77	8.6

We granted 141,000 options to members of the Board of Directors and other non-employees during the year ended December 31, 2024

The following table summarizes certain information about all options outstanding under the 2023 Plan as of December 31, 2024.

	Options outstanding		Options Exercisable
Exercise Price	Number outstanding at December 31, 2024	Weighted average remaining contractual life	Number exercisable at December 31, 2024
$4.60	381,229	8.86	23,712
$4.78	679,753	7.92	208,231
$6.70	500,416	8.77	119,393
$9.28	205,000	9.05	10,000
$9.40	288,750	9.12	—
$9.50	653,843	8.87	—
$9.62	35,000	9.34	—
$11.34	233,334	7.83	93,336
$11.51	172,500	8.62	57,500
$12.00	200,729	7.84	79,061
Total	3,350,554	8.55	591,233

2023 Plan	December 31, 2024	December 31, 2023
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	54%	53%
Expected term (years)(1)	5.5 - 6.3	6.0 - 6.2
Risk-free interest rate	4.2%	4.2%
Recognized compensation expense under the 2023 Plan for employees and nonemployees in 2024 was $3.6 million, which was predominantly included in general and administrative expense in the accompanying Consolidated Statements of Operations. As of December 31, 2024, there was $10.1 million of unrecognized compensation expense related to unvested share-based compensation arrangements granted under the 2023 Plan. The December 31, 2024, balance will be recognized over a weighted average period of 2.8 years.
Restricted and Performance Stock
Pursuant to both the 2009 and 2023 Plans, we issue restricted stock unit awards ("RSUs") and performance stock unit awards ("PSUs"). The estimated fair value of the awards at the time of grant was determined using the price of our common stock on the grant date for the RSUs and PSUs. All such grants are satisfied through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock at specified vesting dates. Typically, RSUs vest over four years, with 25% of the awarded units vesting at each annual anniversary of the grant date. PSUs are share awards that vest upon meeting the stated performance metric(s) during the stated performance period(s). We granted one PSU award in 2024.

The following table summarize activity for RSUs and PSUs issued to employees and directors under the 2009 and 2023 Plan. As of December 31, 2024:

Restricted Stock and Performance Stock:	Net Stock Units	Weighted-Average Grant-Date Fair Value per Share	Weighted average remaining contractual life
Stock Units Outstanding at December 31, 2022	—	$—	—
Awarded	184,018	10.30	—
Released	(25,091)	10.30	—
Forfeited	(94,754)	10.30	—
Stock Units outstanding at December 31, 2023	64,173	10.30	1.8
Awarded	498,255	9.46	—
Released	(21,325)	10.30	—
Forfeited	(81,746)	9.59	—
Stock Units outstanding at December 31, 2024	459,357	9.51	1.5

Recognized compensation expense for RSUs and PSUs for employees and nonemployees in 2024 was $0.2 million and $1.1 million for awards under the 2009 and 2023 Plans, respectively, which was predominantly included in general and administrative expense in the accompanying Consolidated Statements of Operations. As of December 31, 2024, there was $0.3 million and $2.9 million of unrecognized compensation expense for awards under the 2009 and 2023 Plans, respectively, related to unvested RSUs and PSUs. The December 31, 2024, balance will be recognized over a weighted average period of 2.5 years.
(c)Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees and certain designated companies with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. There were 2,253,197 shares of Common Stock initially reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. As of December 31, 2024, there were 97,333 shares purchased through the ESPP, which we recognized compensation expense of $0.2 million in 2024.
(17) Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options, RSUs, PSUs and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the years ended December 31, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	December 31,
	2024	2023
Preferred stock	25,048,584	25,237,155
Common stock warrants	7,311,278	14,215,112
Restricted stock units	459,357	64,173
Options to purchase common stock	4,591,539	3,602,061
Shares issuable under the SEPA	3,468,998	—
Total	40,879,756	43,118,501
(18) Leases
We have three property leases in effect as of December 31, 2024, which we account for as operating leases:
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
We also have three finance leases, two for copier equipment in our Westminster and Bannockburn facilities, and one for laboratory equipment in our research space in Providence.
On July 17, 2024, we exercised one of the two options to extend the current lease for the Westminster facility for an additional period of five years commencing on January 1, 2027, and ending on December 31, 2031 ("Second Extended Lease Term"). All terms and conditions of the lease shall continue to apply during the Second Extended Lease Term. We will pay approximately $1.5 million in rent during the Second Extended Lease Term.
The components of right-of-use assets, short-term lease liabilities and long-term lease liabilities as of December 31, 2024, is as follows:

	Operating Leases	Finance Leases
Right-of-use assets	$1,210	$128	(1)
Short-term lease liabilities	$136	$78
Long-term lease liabilities	$1,311	$18
_______________________
(1)Net of accumulated depreciation, included in fixed assets
The components of lease expense for the year ended December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
Operating lease expense	$409	$473
Finance lease expense:
Amortization of ROU assets	115	13
Interest on lease liabilities	11	3
Total finance lease expense	126	16
Total lease expense	$535	$489

Maturities of lease liabilities under noncancellable leases as of December 31, 2024, are as follows:

	Operating Leases	Finance Leases
2025	$322	$83
2026	298	9
2027	371	9
2028	300	1
2029	304	—
Thereafter	645	—
Total undiscounted lease payments	2,240	102
Less imputed interest	(793)	(6)
Total lease liabilities	$1,447	$96
As of December 31, 2024, the weighted average life of our operating and finance leases is six and two years, respectively. The weighted average discount rate for operating and finance leases are 13.8% and 8.1%, respectively, which is based on interest rates we paid for our most recent term loan and convertible notes.
(19) Commitments And Contingencies
401(k) Plan
The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which we administer for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. We paid matching contributions of $0.7 million and $0.6 million to the plan for the years ended December 31, 2024 and 2023, respectively. Our contributions were based on compensation at the rate of 3%, 3.5%, and 4% for an employee’s contribution of up to 3%, between 3% and 4%, and between 4% and 5%, respectively, with the match-eligible contribution being limited to 4% of the employee’s eligible compensation.
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
Other
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
On April 12, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company approved the dismissal of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm. On April 12, 2024, KPMG was informed that they were dismissed.
KPMG’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2023 and 2022, did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2023 and 2022 contained a separate paragraph stating that “the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and needs to raise additional equity or debt to fund its operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in (1) Nature of Business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”
During the Company’s two fiscal years ended December 31, 2023, and the subsequent interim period through April 12, 2024, there were no: (1) “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference in connection with their opinion to the subject matter of such disagreement or (2) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the following material weaknesses in the Company’s internal control over financial reporting, as disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, with respect to the following:
(i)           a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over:
1.              financial reporting,
2.              accounting for costs associated with the Standby Equity Purchase Agreement dated October 2, 2023, by and between the Company and YA II PN, Ltd.,
3.              patent costs, and
4.              certain research and development accruals;
(ii)            inadequate controls over the accounting and financial reporting for the business combination (the "Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of November 11, 2022, as amended, by and among the Company (f/k/a MedTech Acquisition Corporation), MTAC Merger Sub, Inc. and TriSalus Operating Life Sciences, Inc. (f/k/a TriSalus Life Sciences, Inc.);
(iii)           inadequate internal controls over the valuation of the warrant and tranche rights and obligations and liabilities resulting from the TriSalus Operating Life Sciences, Inc.’s series B-2 preferred stock financing; and
(iv)           inadequate design and implementation of controls over the conversion of data from our legacy equity management system to our new system, and over the assumptions used to calculate fair value of certain equity awards to support the recognition of stock compensation expense.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Annual Report, as discussed above and as a result of the material weakness that existed in our internal control over financial reporting identified previously, which continues to exist as of December 31, 2024, as discussed below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the framework presented in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses discussed below.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the year ended December 31, 2024 management identified material weaknesses in our internal control over financial reporting with respect to:
(i)a lack of sufficient number of trained resources with the appropriate skills and knowledge and with assigned responsibilities and accountability for the design and operation of internal controls over:
1.financial reporting,
2.patent costs,
3.certain R&D accruals,
4.certain general accruals,
5.accounting for leases under ASC 842,
6.accounting for revenue, and
7.accounting for significant transactions, including costs associated with the SEPA, the Exchange Warrants, and accounting for the OrbiMed Credit Agreement, including the Initial OrbiMed Commitment amount and the related derivative financial instruments;
(ii)inadequate controls over the accounting and financial reporting for the Business Combination;
(iii)inadequate internal controls over the valuation of the warrant and tranche rights and obligations and liabilities resulting from the series B-2 preferred stock financing, and the revenue base redemption liability associated with the Initial OrbiMed Commitment Amount;
(iv)inadequate design and implementation of controls over the conversion of data from our legacy stock-based compensation management system to our new system, over the assumptions used to calculate fair value of certain equity awards to support the recognition of stock compensation expense, and over the assumptions used to determine the achievement of the performance obligations of certain equity awards; and
(v)inadequate security management internal controls over certain IT applications supporting financial reporting, related to segregation of privileged IT user rights and to monitor elevated user activity.
Our management developed a remediation plan, and we have continued to take steps to remediate each of the material weaknesses described above. The remediation plan included hiring additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of December 31, 2024, we have hired additional trained resources with such requisite experience or selected outside expert consultants. We will continue to evaluate the existing finance function experience and expertise to identify additional resource needs to aid in the remediation of the material weaknesses. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, it was determined that no change to our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth below will be set forth in the proposal headed Election of Directors and section headed Executive Officers contained in our definitive proxy statement for our 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2025 ("the Proxy Statement"), pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on the Governance section of our website at investors.trisaluslifesci.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director that are required to be disclosed pursuant to SEC rules, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation
The information required by this item will be set forth in the sections headed Executive Compensation and Non-Employee Director Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be set forth in the sections headed Security Ownership of Certain Beneficial Owners and Management and Executive Compensation contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the sections headed Certain Related-Person Transactions and Information Regarding the Board of Directors and Corporate Governance contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is Grant Thornton, Chicago, IL, Auditor Firm ID: 248.
The information required by this item will be set forth in the proposal headed Ratification of Selection of Independent Registered Public Accounting Firm contained in the Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Form 10-K:
(1)Financial Statements:
Our audited Consolidated Financial Statements are listed in the “Financial Statements and Supplementary Data” under Part II. Item 8 of this Annual Report on Form 10‑K.
(2)Financial Statement Schedules:
None.
(3)Exhibits
The exhibits filed as part of the Annual Report on Form 10-K are listed in Item 15(b).
(b) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Agreement and Plan of Merger, dated as of November 11, 2022, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	2.1	November 14, 2022
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 4, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	April 5, 2023
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 13, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	May 13, 2023
2.4	Third Amendment to Agreement and Plan of Merger, dated as of July 5, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	July 6, 2023
3.1	Second Amended and Restated Certificate of Incorporation of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	August 16, 2023
3.2	Amended and Restated Bylaws of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.2	August 16, 2023
3.3	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.3	August 16, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	001-39813	4.1	August 16, 2023
4.2	Specimen Warrant Certificate	Form 8-K	001-39813	4.2	August 16, 2023
4.3	Warrant Agreement, dated December 17, 2020, by and between MTAC and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	4.1	December 23, 2020
4.4	Form of Amended and Restated Registration Rights Agreement, by and among TriSalus Life Sciences, Inc., MedTech Acquisition Sponsor LLC, and certain former stockholders of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	November 14, 2022

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
4.5	Registration Rights Agreement, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	4.4	May 15, 2024
4.6	Amendment No. 1 to Warrant Agreement, dated June 26, 2024, by and between the Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	10.1	June 27, 2024
4.7	Description of Securities	Form 10-Q	001-39813	4.7	August 14, 2024
4.8	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV, LP.	Form S-3	001-39813	4.1	October 29, 2024
4.9	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV Offshore, LP.	Form S-3	001-39813	4.1	October 29, 2024
4.10	Warrant Certificate, dated February 18, 2025, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, L.P.
4.11	Warrant Certificate, dated February 18, 2025, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV Offshore, L.P.
10.1*	TriSalus Life Sciences, Inc. 2023 Equity Incentive Plan	Form 8-K	001-39813	10.21	August 16, 2023
10.2*	TriSalus Life Sciences, Inc. 2023 Employee Stock Purchase Plan	Form 8-K	001-39813	10.24	August 16, 2023
10.3*	Letter Agreement, dated December 17, 2020, by and among MedTech Acquisition Corporation, its officers and directors and MedTech Acquisition Sponsor LLC.	Form 8-K	001-39813	10.1	December 23, 2020
10.4*	Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan.	Form 8-K	001-39813	10.15	August 16, 2023
10.5*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (Pre-2020).	Form 8-K	001-39813	10.16	August 16, 2023
10.6*	Form of Early Exercise Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants prior to 2020).	Form 8-K	001-39813	10.17	August 16, 2023
10.7*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants after 2020).	Form 8-K	001-39813	10.18	August 16, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.8*	Form of Early Exercise Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants after 2020).	Form 8-K	001-39813	10.19	August 16, 2023
10.9*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan.	Form 8-K	001-39813	10.20	August 16, 2023
10.10*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	Form 8-K	001-39813	10.22	August 16, 2023
10.11*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	Form 8-K	001-39813	10.23	August 16, 2023
10.12*	Form of Indemnification Agreement by and between the Company and its directors and executive officers.	Form 8-K	001-39813	10.25	August 16, 2023
10.13*	Amended and Restated Non-Employee Director Compensation Policy.
10.1	Standby Equity Purchase Agreement, by and between TriSalus Life Sciences, Inc. and YA II PN, LTD.	Form 8-K	001-39813	99.1	November 14, 2023
10.15##	Asset Purchase Agreement, dated as of July 31, 2020, by and between Dynavax Technologies Corporation and Surefire Medical Inc. d/b/a TriSalus Life Sciences.	Form S-4/A	333-269138	10.13	April 21, 2023
10.16*##	Amended and Restated Employment Agreement, dated November 11, 2022, by and between TriSalus Life Sciences, Inc. and Mary Szela.	Form S-4/A	333-269138	10.14	April 21, 2023
10.17*##	Executive Employment Agreement, by and between the Company and James Young, dated January 6, 2025.	Form 8-K	001-39813	10.1	January 4, 2025
10.18*##	Amended and Restated Executive Employment Agreement, by and between the Company and Sean Murphy, dated January 6, 2025.	Form 8-K	001-39813	10.2	January 4, 2025
10.19*##	Amended and Restated Executive Employment Agreement, dated March 2, 2023, by and between TriSalus Life Sciences, Inc. and Richard Marshak.	Form S-4/A	333-269138	10.17	April 21, 2023
10.20*##	Executive Employment Agreement, dated November 11, 2022, by and between TriSalus Life Sciences, Inc. and Jennifer L. Stevens.	Form S-4/A	333-269138	10.18	April 21, 2023
10.21*##	Executive Employment Agreement, dated November 4, 2022, by and between TriSalus Life Sciences, Inc. and Bryan F. Cox, Ph.D.	Form S-4/A	333-269138	10.19	April 21, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.22*##	Amended and Restated Executive Employment Agreement, Dated January 6, 2025, by and between TriSalus Life Sciences, Inc. and Jodi Devlin.
10.23*##	Strategic Collaboration Agreement, dated March 2, 2021, by and between Surefire Medical Inc. d/b/a TriSalus Life Sciences and The University of Texas M.D. Anderson Cancer Center.	Form S-4/A	333-269138	10.2	April 21, 2023
10.24*##	Office/Warehouse Lease, dated February 4, 2014 between Colorado Industrial Portfolio LLC and Surefire Medical, Inc., as amended.	Form S-4/A	333-269138	10.3	July 6, 2023
10.25##	Credit Agreement, dated April 30, 2024, by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	10.1	May 15, 2024
10.26##
First Amendment to Credit Agreement and Registration Rights Agreement by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., OrbiMed Royalty & Credit Opportunities IV, LP., and OrbiMed Royalty & Credit Opportunities IV Offshore, LP.

10.27##	Second Amendment to Lease of Space dated July 17, 2024, by and between TriSalus Life Sciences, Inc. and BPAZ Holdings 14, LLC.	Form 10-Q	001-39813	10.2	August 14, 2024
10.28#	Form of Dealer Manager and Solicitation Agent Agreement.	Form S-4	333-279691	10.28	May 24, 2024
10.29	Form of Tender and Support Agreement, by and between the Company and Supporting Stockholders.	Form S-4	333-279691	10.29	May 24, 2024
10.30*	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated January 24, 2024, by and between TriSalus Life Sciences, Inc. and Richard Marshak.
10.31*	Amendment No. 2 to Amended and Restated Executive Employment Agreement, dated January 6, 2025, by and between TriSalus Life Sciences, Inc. and Richard Marshak.
19.1	TriSalus Life Sciences, Inc. Insider Trading Policy
21.1	List of Subsidiaries

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm of TriSalus.
23.2	Consent of KPMG LLP, independent registered public accounting firm of TriSalus.
24.1	Power of Attorney (see signature page).
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	TriSalus Life Sciences, Inc. Incentive Compensation Recoupment Policy.	Form 10-K	001-39813	97.1	April 11, 2024
101.INS	Inline XBRL Instance Document – the instance documents does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
101.DEF	Inline XBRL Taxonomy Extension Schema Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101)
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
+ Certain of the exhibit and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
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
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2025.

TriSalus Life Sciences, Inc.

By:	/s/ Mary Szela
	Name:	Mary Szela
	Title:	Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Szela and James Young, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary Szela	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2025
Mary Szela

/s/ James Young	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2025
James Young

/s/ Mats Wahlström	Director and Chairman of the Board	April 15, 2025
Mats Wahlström

/s/ Arjun "JJ" Desai	Director	April 15, 2025
Arjun "JJ" Desai

/s/ Andrew von Eschenbach	Director	April 15, 2025
Andrew von Eschenbach

/s/ Gary Gordon	Director	April 15, 2025
Gary Gordon

/s/ Kerry Hicks	Director	April 15, 2025
Kerry Hicks

/s/ Liselotte Hyveled	Director	April 15, 2025
Liselotte Hyveled

/s/ George Kelly Martin	Director	April 15, 2025
George Kelly Martin

/s/ David J. Matlin	Director	April 15, 2025
David J. Matlin

/s/ Sean Murphy	Director	April 15, 2025
Sean Murphy

/s/ William Valle	Director	April 15, 2025
William Valle