Form 10-Q
period 2025-03-31
TriSalus Life Sciences, Inc.
filed 2025-05-15
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 37,838,962 shares of common stock outstanding as of May 9, 2025.

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
•our business, operations and financial performance including:
◦our history of operating losses and expectations of significant expenses and continuing losses for the foreseeable future;
◦our ability to execute our business strategy, including the growth potential of the markets for our products and our ability to serve those markets;
◦our ability to grow market share in our existing markets or any new markets we may enter;
◦our ability to develop and maintain our brand and reputation;
◦our ability to partner with other companies;
◦the size of the addressable markets for our product candidates;
◦our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
◦our ability to manage our growth effectively;
◦our ability to maintain the listing of our securities in the Nasdaq Global Market, and the potential liquidity and trading of such securities;
◦the outcome of any legal proceedings that may be instituted against us; and
◦unfavorable conditions in our industry, the global economy or global supply chain, including financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare and terrorist attacks.
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

Part I - Financial Information
Item 1. Financial Statements
TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,000	$8,525
Accounts receivable, net	5,453	5,087
Inventory, net	4,162	4,048
Prepaid expenses	2,481	3,009
Total current assets	25,096	20,669
Property and equipment, net	1,968	1,669
Right-of-use assets	1,137	1,210
Other assets	424	423
Total assets	$28,625	$23,971
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$2,806	$2,274
Accrued liabilities	8,403	7,355
Short-term lease liabilities	118	216
Other current liabilities	426	383
Total current liabilities	11,753	10,228
Long-term debt, net of unamortized discount and debt issuance costs	31,699	22,084
Revenue base redemption liability	564	507
Long-term lease liabilities	1,299	1,329
Contingent earnout liability	8,221	7,401
Warrant and SEPA liabilities	9,459	8,316
Total liabilities	62,995	49,865
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, Convertible Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at March 31, 2025 and December 31, 2024, respectively; issued and outstanding, 3,620,002 and 3,985,002 shares at March 31, 2025, and December 31, 2024, respectively.	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at March 31, 2025 and December 31, 2024, respectively; issued and outstanding, 32,272,462 and 31,279,264 shares at March 31, 2025, and December 31, 2024, respectively.	3	3
Additional paid-in capital	255,551	253,652
Accumulated deficit	(289,924)	(279,549)
Total stockholders’ deficit	(34,370)	(25,894)
Total liabilities and stockholders’ deficit	$28,625	$23,971
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$9,167	$6,457
Cost of goods sold	1,495	971
Gross profit	7,672	5,486
Operating expenses:
Research and development	3,296	5,844
Sales and marketing	6,734	6,687
General and administrative	4,971	4,627
Loss from operations	(7,329)	(11,672)
Other income (expense):
Interest income	74	92
Interest expense	(1,209)	(3)
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(835)	2,521
Change in fair value of contingent earnout liability	(820)	(3,988)
Other expense, net	(251)	(153)
Loss before income taxes	(10,370)	(13,203)
Income tax expense	(5)	(3)
Net loss available to common stockholders	$(10,375)	$(13,206)
Undeclared dividends on Series A preferred stock	$(712)	$(801)
Net loss attributable to common stockholders	$(11,087)	$(14,007)
Net loss per common share, basic and diluted	$(0.39)	$(0.60)
Weighted average common shares outstanding, basic and diluted	28,527,453	23,323,045
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
Three months ended March 31, 2025 and 2024
(unaudited, in thousands except share data)

	Three months ended March 31, 2025
	Preferred stock		Common stock			Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2024	3,985,002	$—	31,279,264		$3	$253,652	$(279,549)	$(25,894)
Exercise of options	—	—	215,369		—	279	—	279
Stock-based compensation	—	—	—		—	1,620	—	1,620
Preferred stock conversion	(365,000)	—	777,829		—	—	—	—
Net loss	—	—	—		—	—	(10,375)	(10,375)
At March 31, 2025	3,620,002	—	32,272,462		$3	$255,551	$(289,924)	$(34,370)

	Three months ended March 31, 2024
	Preferred stock		Common stock			Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2023	4,015,002	$—	26,413,213		$2	$222,437	$(249,504)	$(27,065)
Exercise of options	—	—	(4,941)	(1)	—	7	—	$7
Stock-based compensation	—	—	—		—	1,086	—	$1,086
Proceeds from sale of common stock	—	—	350,000		—	3,141	—	$3,141
Net loss	—	—	—		—	—	(13,206)	(13,206)
At March 31, 2024	4,015,002	—	26,758,272		$2	$226,671	$(262,710)	$(36,037)
(1) Amount reflects 2,906 shares issued for option exercises and 7,847 shares returned from options exercised in 2023 to correct clerical error.

See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2025 and 2024
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss available to common stockholders	$(10,375)	$(13,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	175
Reduction in the carrying amount of right-of-use assets	173	76
Change in fair value of warrants and SEPA liabilities	758	(2,521)
Change in fair value of OrbiMed Warrants and revenue base redemption liabilities	77	—
Change in fair value of contingent earnout liability	820	3,988
Non-cash interest expense	266	—
Stock-based compensation expense	1,620	1,086
Allowance for credit losses	39	—
Loss on disposal of property and equipment	117	18
Amortization of debt issuance costs	235	—
Changes in operating assets and liabilities:
Accounts receivable	(366)	(723)
Inventory, net	(114)	(368)
Prepaid expenses	511	955
Deposits	—	43
Operating lease liabilities	(56)	(85)
Trade payables and accrued liabilities	1,624	(305)
Net cash used in operating activities	(4,499)	(10,867)
Cash flows from investing activities:
Purchases of property and equipment	(754)	(66)
Proceeds from the disposal of property and equipment	40	—
Net cash used in investing activities	(714)	(66)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	3,141
Debt issuance costs	(520)	—
Proceeds from the issuance of debt	10,000	—
Payments on finance lease liabilities	(71)	(22)
Proceeds from the exercise of stock options for common stock	279	7
Net cash provided by financing activities	9,688	3,126
Increase (decrease) in cash, cash equivalents and restricted cash	4,475	(7,807)
Cash, cash equivalents and restricted cash, beginning of period	8,875	12,127
Cash, cash equivalents and restricted cash, end of period	$13,350	$4,320

Supplemental disclosures of cash flow information:
Interest paid	$709	$3
Income taxes	$1	$—
Supplemental disclosures of non-cash items:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$90
Fixed asset purchase through exchange of finance lease right-of-use asset	$85	$—
Derecognition of finance lease right-of-use asset	$(85)	$—
Fixed asset purchases included in trade payables and accrued expenses	$87	$—
Fair value of warrants issued related to OrbiMed debt	$366	$—
Non-cash interest expense	$266	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(1)    Nature of Business
On August 10, 2023 (the "Closing Date"), TriSalus Life Sciences, Inc., a Delaware corporation (the “Company,” “TriSalus,” “we,” “us”), formerly known as MedTech Acquisition Corporation (“MTAC”), consummated the previously announced merger pursuant to the Agreement and Plan of Merger, dated as of November 11, 2022, as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of April 4, 2023, the Second Amendment to Agreement and Plan of Merger, dated as of May 13, 2023, and the Third Amendment to Agreement and Plan of Merger, dated as of July 5, 2023 (as amended, the “Merger Agreement”), by and between MTAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MTAC (“Merger Sub”) and TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.), a Delaware corporation (“Legacy TriSalus”), whereby Merger Sub merged with and into Legacy TriSalus with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and TriSalus Life Sciences, Inc. becoming the surviving company. The closing of the Business Combination is herein referred to as “the Closing.” In connection with the consummation of the Merger, on August 10, 2023, Legacy TriSalus changed its name from TriSalus Life Sciences, Inc. to TriSalus Operating Life Sciences, Inc., and MTAC changed its name from MedTech Acquisition Corporation to TriSalus Life Sciences, Inc., the surviving company. As further described in Note (3) Business Combination, Legacy TriSalus was deemed to be the accounting acquirer and predecessor company in the Business Combination.
We are a growing, oncology focused medical technology business seeking to transform outcomes for patients with solid tumors by integrating our innovative delivery technology with standard-of-care therapies, and with our investigational immunotherapeutic, nelitolimod, a class C Toll-like receptor 9 (“TLR9”) agonist, for a range of different therapeutic and technology applications. Our ultimate goal is to transform the treatment paradigm for patients battling solid tumors. We have developed an innovative technology designed to overcome two significant challenges that prevent optimal delivery and performance of therapeutics in these difficult-to-treat diseases: (i) high intratumoral pressure caused by tumor growth and collapsed vasculature restricting the delivery of oncology therapeutics and (ii) off target delivery. Nelitolimod, specifically, combined with our technology, aims to address the immunosuppressive properties of tumor immune cells in liver, pancreas and other solid tumors. By systematically addressing these barriers, we aim to improve response to therapies and to enable improved patient outcomes.
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize delivery of embolics and therapeutics for the treatment of various solid tumors. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed open collapsed arterial vessels to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. In multiple preclinical models and certain prospective and retrospective clinical studies, PEDD with SmartValve has been shown in certain prospective and retrospective clinical studies and in multiple pre-clinical models to improve therapy uptake and tumor response. Additionally, we have conducted Phase I clinical trials of a novel product candidate, nelitolimod (a TLR9 agonist), which has the potential to enhance immune system response, when delivered via PEDD, in the treatment of locally-advance pancreatic adenocarcinoma (LA-PDAC) and primary and secondary liver tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of systemic therapies. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is intratumoral immunosuppression. Nelitolimod has a dual mechanism of action in solid tumors: the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells and simultaneous activation of immune response and recruiting T-cells to the tumor, which may allow checkpoint inhibitors to work more effectively.
TriNav™ is the newest therapy delivery device with SmartValve technology for the proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020, and TriNav LV Infusion System, introduced in 2024. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval expired at the end of 2023. On June 1, 2023, we applied for a new technology Ambulatory Payment Classification ("APC") code with CMS. In December 2023, CMS granted a New Technology Healthcare Common Procedure Coding System ("HCPCS") code for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the APC code 5194 - Level 4 Endovascular procedures. The code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE").

In 2021, we entered into a 5-year Alliance Program (the “MDACC Agreement”) with the University of Texas MD Anderson Cancer Center (“MDACC”) to serve as the lead clinicians for the PERIO-01, PERIO-02, and PERIO-03 studies. The term of the agreement was for the later of (i) five years or (ii) until the applicable studies are completed. Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach. Effective February 25, 2025, we modified and extended the MDACC Agreement payment terms with MDACC and added a sixth year. Effective February 25, 2025, we modified and extended our strategic collaboration agreement terms with The University of Texas M.D. Anderson Cancer Center.
Liquidity
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $13.4 million. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $289.9 million as of March 31, 2025. Without additional financing and based on our sales, operations and research and development plans, our management estimates that our existing cash and cash equivalents will be insufficient to fund our projected liquidity requirements for the next 12 months.
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
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. We have funded operations resulting in the cumulative net losses of $289.9 million, as of March 31, 2025, principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination.
For the three months ended March 31, 2025, we issued $0.3 million of common stock for cash from the exercise of stock options. As described in Note (13) Standby Equity Purchase Agreement, we have the right but not the obligation, to sell up to $30.0 million of our Common Stock at our request under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA"), subject to terms and conditions specified in the agreement. For the three months ended March 31, 2025, we sold no shares of common stock under the SEPA.
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the OrbiMed Credit Agreement (the "Credit Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), a healthcare investment firm. Under the terms of the OrbiMed Credit Agreement, we may borrow up to $50.0 million, of which we immediately drew $25.0 million, before expenses. The remaining debt is available in two increments of $10.0 million and $15.0 million, subject to the achievement of certain revenue targets. On February 18, 2025, we drew the $10.0 million increment before expenses. As part of the First Amendment To Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Effective on April 30, 2025, the Second Amendment To Credit Agreement allows for the Company accelerate payment of the Series A Preferred Stock dividends in cash payments in lieu of fractional shares upon conversion of the Preferred Stock shares. See Note (13) Debt for further discussion.
On April 30, 2025, we also entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) an aggregate of 5,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $4.00 per share.
The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties. In connection with the Private Placement, the Company and the Purchasers has entered into a registration rights agreement (the “Registration Rights Agreement”) at the closing, pursuant to which the Company will grant certain registration rights to the Purchasers with respect to their Shares (as further described below). In addition, the Company has committed to use commercially reasonable efforts to satisfy all of its obligations set forth in the Support Agreements (as defined below). The Company and its directors and officers have agreed, for a period of 60 days after the date of the Purchase Agreement, to customary lock-up and clear market provisions, as applicable, subject to certain exceptions.
The Private Placement closed on May 2, 2025. The Company received aggregate gross proceeds from the Private Placement of approximately $22.0 million, before deducting estimated offering fees and expenses payable by the Company.
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
We are subject to various risks and uncertainties frequently encountered by companies in the early stages of growth, particularly companies in the rapidly evolving market for medical technology-based and pharmaceutical products and services. Such risks and uncertainties include, but are not limited to, a limited operating history, need for additional capital, a volatile business and technological environment, the process to test and obtain approval to market nelitolimod, an evolving business model, and demand for our products. To address these risks, we must, among other things, gain access to capital in sufficient amounts and on acceptable terms, maintain and increase our customer base, implement and successfully execute our business strategy, develop nelitolimod, continue to enhance our technology, provide superior customer service, and attract, retain, and motivate qualified personnel. There can be no guarantee that we will succeed in addressing such risks.
(2)    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The interim unaudited condensed consolidated financial statements are comprised of the condensed financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024, Condensed Consolidated Balance Sheet is derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2024. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized below.
(a)Revision of Previously Issued Financial Statements
In connection with the preparation of the consolidated financial statements for the period ended December 31, 2024, we identified errors in our previously filed consolidated financial statements and interim unaudited quarterly condensed consolidated financial statements relating to incorrectly capitalizing the costs of obtaining and maintaining patents.
In accordance with Staff Accounting Bulletins (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we assessed the materiality of these errors to our previously issued consolidated financial statements and interim unaudited condensed consolidated financial statements. Based upon our evaluation of both quantitative and qualitative factors, we concluded the errors were not material to our previously issued consolidated financial statements or interim condensed consolidated financial statements.

The following table summarize the effects and modification of the revision on our previously issued interim unaudited condensed consolidated financial statements for the three months ended March 31, 2024 (in thousands, except net loss per share) for associated activity all of which occurred through March 31, 2024:

Condensed Consolidated Statement of Operations	As Previously Stated	Adjustments	As Revised
Three Months Ended March 31, 2024	03/31/24	03/31/24	03/31/24
Research and development expenses	$5,857	(13)	$5,844
Loss from operations	(11,685)	13	$(11,672)
Net loss available to common stockholders	(13,219)	13	$(13,206)
Net loss attributable to common stockholders	(14,020)	13	$(14,007)
Net loss per share, basic and diluted	(0.60)	—	(0.60)
Weighted average common shares outstanding, basic and diluted	23,323,045	23,323,045	23,323,045

Condensed Consolidated Statement of Cash Flows	As Previously Stated	Adjustments	As Revised
Three Months Ended March 31, 2024
Net loss	$(13,219)	$13	$(13,206)
Depreciation and amortization	188	(13)	175
Net cash used in operating activities	(10,867)	—	$(10,867)
(b)Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We invest excess cash primarily in money market funds. Restricted cash is held in a separate account at our bank to support our corporate credit card program and is recorded in other assets on our Condensed Consolidated Balance Sheets.
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
(d)Accounts Receivable and Customer Concentrations
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our accounts receivable balances were $5.5 million and $5.1 million as of March 31, 2025 and December 31, 2024 and $3.6 million as of January 1, 2024, respectively. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience, as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We did not incur any credit losses for the three months ended March 31, 2024

The following table summarizes the credit losses accounts activity:

March 31, 2025
Beginning Balance	$187
Amount charged (recovered) to costs and expenses	(39)
Write-off of uncollectible receivables	—
Ending Balance	$148
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
(f)Inventory
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
In connection with the Business Combination, we assumed warrants to purchase common stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for all of the warrants based on the trading price of the publicly held warrants. See Notes (9) Warrants and (4) Financial Instruments for further discussion.
In connection with our borrowing under the OrbiMed Credit Agreement, we issued the Initial OrbiMed Warrant with the initial $25.0 million draw and the Subsequent OrbiMed Warrant with the subsequent $10.0 million draw, collectively the "OrbiMed Warrants", which we classified as a derivative liability because it did not meet the equity classification criteria under ASC 815-40. We calculated the fair value of the OrbiMed Warrants based on the Black-Scholes-Merton option pricing model. This model considers several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. We calculated the expected terms as the contractual expiration period. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. Our common stock does not have sufficient trading history and, therefore, we used the historical volatility of the stock prices of similar publicly traded peer companies. We utilized a dividend yield of zero, as we have no history or plan of declaring dividends on the Company's common stock. See Notes (9) Warrants and (13) Debt.
(j)Revenue Base Redemption Liability
In connection with our the Initial OrbiMed Loan, a “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amounts, we will start repaying the outstanding principal amount of the loans under the OrbiMed Credit Agreement. These required revenue thresholds are referred to as the “Revenue Base Redemption Liability." We determined that we should bifurcate and separately recognize the Revenue Base Redemption Liability. We determined the value of the Revenue Base Redemption Liability using a Monte Carlo simulation of future revenue and valuing the Initial Term Loan using the with and without method. The change in fair value of the liability is recorded in the Condensed Consolidated Statement of Operations. See Note (13) Debt for further detail.
(k)Contingent Earnout Liability
In connection with the execution of the Merger Agreement, MTAC entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MedTech Acquisition Sponsor LLC (the "Sponsor”), Legacy TriSalus and MTAC’s directors and officers (the Sponsor and MTAC’s directors and officers, collectively, the “Sponsor Holders”). Pursuant to the Sponsor Support Agreement, 3,125,000 shares of common stock in the Company ("Common Stock") held by the Sponsor Holders immediately after the Closing Date (such shares, the “Sponsor Earnout Shares”) became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date (the “Earnout Period”). The Sponsor Earnout Shares are classified as a liability in the Company’s Consolidated Balance Sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date using a Monte Carlo simulation of our future stock price and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the Condensed Consolidated Statements of Operations. See Notes (8) Contingent Earnout Liability and (4) Financial Instruments for further detail.

(l)Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville. Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of shares of Common Stock at our request at any time during the 24 months following the execution of the SEPA, subject to certain conditions. We evaluated the contract that includes the right to require Yorkville to purchase shares of common stock in the future (“put right”) considering the guidance in ASC 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. Each period, we analyze the terms of the freestanding put right and record the balance as a liability. Changes in the fair value are recognized in earnings. See Note (12) Standby Equity Purchase Agreement for further detail.
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
(n)Share-Based Compensation
We account for all employee share-based compensation awards by recording expense based on the estimated fair value of the awards at the time of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) for stock options and price of our common stock on the grant date for restricted stock units ("RSUs") and performance stock units ("PSUs"). The determination of fair value using an option-pricing model is affected by the estimated fair value of the Company’s stock, as well as assumptions regarding a number of variables including, but not limited to, the fair value of underlying stock at the grant date, expected volatility of the underlying stock over the term of the awards, projected employee stock option exercise behaviors, and risk-free interest rates. We have elected to not include an estimated forfeiture rate in our share-based compensation expense recognition, in accordance with ASC Topic 718, Compensation — Stock Compensation, and we account for forfeitures in the period in which they occur. The estimated fair value of options, RSUs and PSUs granted is recognized as compensation expense on a straight-line basis over the expected life for each separately vesting portion of the awards. All shares issued upon the exercise of stock options and vesting of RSUs and PSUs are from our reserved authorized common stock.
(o)Revenue Recognition
Our revenue is derived from the shipments of our PEDD infusion systems to our customers. Our customers are generally comprised of hospitals, clinics and physicians. Under ASC Topic 606, Revenue Recognition, we evaluate five steps to determine the appropriate timing and amount to recognize revenue. The five steps are:
a.Identify the contract — We do not maintain long-term contracts with our customers. Typically, customers will submit a purchase order to us for delivery of a quantity of our products, which incorporate enforceable rights and obligations constituting the contract with the customer.
b.Identify the performance obligation — Our performance obligation is to deliver the ordered products in accordance with the terms of the purchase order, which constitutes a single performance obligation. We do not have any on-going service obligation after delivery and only offer our customers an assurance-type warranty, which provides assurance the product will work as intended.
c.Determine the transaction price — We maintain a single sales price for each of our products, which is generally fixed. For customers with rebate agreements, the rebates are accounted for within a contra-revenue account at the time the rebate milestone is achieved. We do not have a history of any significant refunds, allowances or other concessions provided to our customers from the agreed-upon sales price after delivery of the product. Refunds, allowances or other concessions are accounted for as a reduction of revenue.
d.Allocate the transaction price — We do not have multiple performance obligations to complete when we fulfill a purchase order, as such, the transaction price is allocated fully to the units being sold.
e.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Ex Works; therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order specifies alternate shipping terms, usually DAP (delivery at place). In those cases, we defer revenue recognition until we are assured the units have been delivered and control has transferred to the customer. Our sale team is able to make in-person sales. When this occurs, the revenue in not recognized until we receive a Purchase Order ("P.O.") from the customers, with the inventory treated as consignment until the time receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation; therefore, the costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized $0.2 million and $0.1 million of rebates in the three months ended March 31, 2025 and 2024, respectively.
f.Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external service we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments of to Dynavax for nelitolimod in for three months ended March 31, 2025 and 2024. See Note (11) Dynavax Purchase for further discussion of Dynavax.
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
g.Segment Reporting
Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer ("CEO"), reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. The CEO considers recommendations from the Chief Financial Officer ("CFO") and reviews the Monthly Financial Report ("MFR"), including financial information and the Company’s performance highlights, such as revenue, accounts receivable and inventory balances, cash flows and cash on-hand, operational expenditures and headcount. Based on the Company’s condensed consolidated financial information, the CEO makes the key operating decisions and determines how resources should be allocated. Once the CEO has decided, the CEO and CFO are responsible for carrying out the CEO’s decisions. All of our customers and long-lived assets are located in the United States. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the condensed consolidated financial statements. Accordingly, we have determined we operate as a single reportable segment within a single geographic area.
h.Advertising
Advertising expense, which is included in sales and marketing costs, is expensed as incurred, and expense for the three months ended March 31, 2025 and 2024 was $0.1 million, respectively.
i.Income Taxes
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
The Company recognizes the effect of income tax positions when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Through March 31, 2025, management determined that no uncertain tax positions have been taken or are expected to be taken that could have a material effect on the Company’s income tax liabilities.

j.Net Loss per Share
Net loss per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Warrants, convertible preferred stock, stock options, and restricted stock units, as described in Notes (9) Warrants, (14) Convertible Preferred Stock, and (16) Share-Based Compensation, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. As we reported a net loss for the three months ended March 31, 2025 and 2024, all potentially dilutive shares were excluded from net loss per share in both periods. See Note (15) Net Loss Per Share for further details.
k.Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the guidance on ASC Topic 718 by illustrating how to apply the scope guidance to determine whether a profit interest award should be accounted for as a shared-based payment arrangement under ASC 718 or another accounting standard (e.g., employee profit-sharing arrangement under ASC 710). The ASU aims to reduce the complexity diversity in practice by adding an example to ASC 718 that describes four fact patterns and illustrates how an entity evaluates common terms and characteristics of profit interests and similar awards to reach a conclusion about whether an award meets the scope conditions in ASC 718-10-15-3. The ASU is effective for all public entities for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. We adopted ASU 2024-01 on January 1, 2025. The effect of the adoption had no impact on our condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concept Statements, which removes references to the Board's concepts statement from the FASB Accounting Standards Codification (the "Codification" or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” Before establishing the Codification in 2009, the FASB used or referred to the concepts statements as part of its standard setting. However, the Board is now removing those references since “references to the Concepts Statements in the Codification could imply that the Concepts Statements are authoritative." The amendment is effective for all public entities for fiscal years beginning after December 15, 2024. Those who adopt the amendments in an interim period would have to adopt them as of the beginning of the fiscal year that includes that interim period. We adopted ASU 2024-02 on January 1, 2025. The effect of the adoption had no impact on our condensed consolidated financial statements.
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
In November 2024, the FASB issues ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01. The amendment applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.
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
Sponsor Earnout
In connection with the execution of the Merger Agreement, MTAC entered into the Sponsor Support Agreement. Pursuant to the Sponsor Support Agreement, the 3,125,000 Sponsor Earnout Shares became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date. Pursuant to the Sponsor Support Agreement, (i) 25% of the shares of our Common Stock held by the Sponsor Holders will only vest if, during the five years period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days, (ii) 25% of the shares of our Common Stock held by the Sponsor Holders will only vest if, during the five years period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $20.00 for any 20 trading days within a period of 30 consecutive trading days, (iii) 25% of the shares of our Common Stock held by the Sponsor Holders will only vest if, during the five years period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $25.00 for any 20 trading days within a period of 30 consecutive trading days; and (iv) 25% of the shares of our Common Stock held by the Sponsor Holders will only vest if, during the five years period following the Closing, the volume weighted average price of our Common Stock equals or exceeds $30.00 for any 20 trading days within a period of 30 consecutive trading days. Additionally, the Sponsor Earnout Shares will vest if there is a change in control of our company on or before the 5th anniversary of the Closing Date that results in the holders of our Common Stock receiving a price per share equal to or in excess of the applicable earnout targets. Any such shares held by the Sponsor Holders that remain unvested after the 5th anniversary of the Closing will be forfeited. See Note (8) Contingent Earnout Liability for additional discussion of the Sponsor Earnout Shares and the liability we have recorded for them.
(4)    Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, tranche and warrant liabilities to purchase preferred stock, the contingent earnout liability and the warrant liability and revenue based redemption liability related to the Initial OrbiMed Credit Agreement. The carrying values of these financial instruments (other than the contingent earnout liability, tranche liabilities, revenue based redemption liability, and warrant liabilities, which are held at fair value) approximate fair value through the use of publicly available market prices as of March 31, 2025, and December 31, 2024. In general, asset and liability fair values are determined using the following categories:
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
The carrying amount of our outstanding SPAC warrants liabilities was $8.7 million and $7.9 million, respectively, at March 31, 2025 and December 31, 2024. The carrying amount of outstanding earnout liability was $8.2 million and $7.4 million, respectively, at March 31, 2025 and December 31, 2024. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3 inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $0.2 million based on a scenario-based model. See Note (12) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $23 and $55, respectively, at March 31, 2025 and December 31, 2024; we recorded the change in fair value in other income (expense).
In connection with the debt closing with OrbiMed on April 30, 2024, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 (the "Initial OrbiMed Warrant") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended March 31, 2025, the exercise price remained at $9.3722 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.23 million in the aggregate. On August 15, 2024, at OrbiMed's request, the Initial OrbiMed warrant was split into two separate warrants ("Substitute Warrant Certificate #1" and "Substitute Warrant Certificate #2" and, together, the "OrbiMed Warrants") held by two of OrbiMed's operating entities; one for 92,801 common shares and second for 38,004 common shares, with no change to the related terms and conditions.
In connection with the First Delayed Draw Term Loan Commitment draw on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrant"), with the initial exercise price of $5.4787, or approximately $0.5 million. The Subsequent OrbiMed Warrant expires on February 18, 2032 (See Notes (9) Warrants and (13) Debt for more information on the

OrbiMed Credit Agreement). The Subsequent OrbiMed Warrant collectively with the Initial OrbiMed Warrant (the "OrbiMed Warrants") are accounted for as a liabilities under ASC 815, Derivatives and Hedging, Contracts in Equity's Own Equity ("ASC 815-40").
We use a Black-Scholes option pricing model to estimate the fair value of the OrbiMed Warrant, as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including potential change in control outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the condensed statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilizes of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business. We determined the fair value of the OrbiMed Warrant liability to be $0.7 million and $0.4 million, respectively, at March 31, 2025 and December 31, 2024, and recorded the adjustment to the change in fair value of SEPA, warrant, and revenue base redemption liabilities.
If the “Product Revenue Base” (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated (see table in Note (13) Debt), we will start repaying the outstanding principal amount in equal monthly installments through April 30, 2029 (the "Maturity Date"). Such repayments will commence in the calendar month immediately following the applicable Test Date per the OrbiMed Credit Agreement (see table in Note (13) Debt) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (see Note (13) Debt ). The repayment of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “Revenue Base Redemption Liability.” Furthermore, if on the subsequent test date, the revenue-based condition is met, we will stop repaying the outstanding principal amount in equal installments and directly repay the balance amount on the Maturity Date. We determine the value of the Revenue Base Redemption Liability using a Monte Carlo simulation of future revenue and valuing the Term Loan using the with and without method.
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
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA derivative liability, and revenue base redemption liability for the three months ended March 31, 2025:

SPAC Warrant Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2025
Public Warrants - Level 1	$1,927	$193	$—	$2,120
Private Placement Warrants - Level 2	4,872	487	—	5,359
Working Capital Warrants - Level 2	1,100	110	—	1,210
Total	$7,899	$790	$—	$8,689

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2025
Contingent earnout liability	$7,401	$820	$—	$8,221
SEPA derivative liability	$55	$(32)	$—	$23
OrbiMed Warrants liability	$362	$19	$366	$747
Revenue base redemption liability	$507	$57	$—	$564
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, and SEPA derivative liability for the three months ended March 31, 2024:

SPAC Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2024
Public Warrants - Level 1	$9,855	$(1,574)	$—	$8,281
Private Placement Warrants - Level 2	5,871	(938)	—	4,933
Working Capital Warrants - Level 2	1,190	(190)	—	1,000
Total	$16,916	$(2,702)	$—	$14,214

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2024
Contingent earnout liability	$18,632	$3,988	$—	$22,620
SEPA derivative liability	$185	$181	$—	$366
(5)    Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$13,000	$8,525
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$13,350	$8,875
Restricted cash of $350 is held by our bank to support our corporate credit card program.
(6)    Inventory
The components of inventory are summarized as follows:

	March 31, 2025	December 31, 2024
Raw materials	$1,669	$1,338
Finished goods	2,516	2,720
Reserve for obsolete inventory	(23)	(10)
Inventory, net	$4,162	$4,048

(7)    Accrued Liabilities
Accrued Liabilities consists of the following:

	March 31, 2025	December 31, 2024
Accrued incentives	$2,812	$2,094
Accrued liabilities - general	2,112	1,850
Accrued liabilities - clinical trials	1,965	2,297
Accrued payroll	1,041	718
Accrued vacation	384	362
Accrued taxes	89	34
Total accrued liabilities	$8,403	$7,355
Accrued liabilities - general includes accruals from our service providers and other miscellaneous operating accruals.
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
The estimated fair value of the contingent earnout liability on the Closing Date, August 10, 2023, was $28.9 million, based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $8.2 million and $7.4 million, respectively, as of March 31, 2025 and December 31, 2024, respectively. This remeasurement resulted in the recording of a loss of $0.8 million and $4.0 million, respectively, for the three ended March 31, 2025 and 2024, respectively, classified as change in fair value of contingent earnout liability in the Condensed Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	March 31, 2025	December 31, 2024
Current stock price	$5.52	$5.01
Expected share price volatility	70.0%	70.0%
Risk-free interest rate	3.9%	4.3%
Expected term (years)	3.36	3.61
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(9) Warrants
Warrants that have not been tendered for exchange and outstanding at March 31, 2025, and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	130,805
Total warrants	7,402,541	7,311,278

Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, we assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of March 31, 2025 and December 31, 2024, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation.
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
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2025 and December 31, 2024, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.
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
At the close of the Business Combination, the fair values of the Public Warrants, Private Placement Warrants, and Working Capital Warrants were $1.5 million, $0.9 million, and $0.2 million, respectively. As of March 31, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.1 million, $5.4 million, and $1.2 million, respectively. As of December 31, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.9 million, $4.9 million, and $1.1 million. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.
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
The following table summarizes activity in the Public Warrants, Private Placement Warrants, Working Capital Warrants and Exchange Warrants in the three months ended March 31, 2025. There was no activity in the three months ended March 31, 2024.

Series	Balance at December 31, 2024	Exchanges	Issuances	Retirements / Conversions	Balance at March 31, 2025
Public Warrants	1,751,825	—	—	—	1,751,825
Private Placement Warrants	4,428,648	—	—	—	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
OrbiMed Warrants
In connection with the closing of the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (the "Exercise Price") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended March 31, 2025, the exercise price remained at $9.3722 per share adjusted pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.23 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent OrbiMed Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. In connection with the First Delayed Draw Term Loan Commitment draw on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrant"), with the initial exercise price of $5.4787, or approximately $0.5 million. The Subsequent OrbiMed Warrant expires on February 18, 2032.
The OrbiMed Warrants may be exercised in whole or in part, at any time prior to the Expiration Date (the "Exercise Period"), by either:
a.making a payment to the Company, in an amount in immediately available funds equal to the aggregate Exercise Price to be paid upon the exercise of the OrbiMed Warrants; or
b.instructing the Company to withhold a number of Warrant Shares then issuable upon exercise of the OrbiMed Warrants with an aggregate fair market value as of the exercise date equal to such aggregate Exercise Price to be paid upon the exercise of the OrbiMed Warrants (the “Cashless Exercise”).
If either upon (i) the occurrence of the Expiration Date, or (ii) the date on which a Sale of the Company (defined in the OrbiMed Warrants) is consummated pursuant to which the sole consideration payable to the Company or its stockholders in respect of such sale transaction consists of cash, marketable securities or a combination thereof, and the per share fair market value of a Warrant Share is greater than the exercise price, any portion of the OrbiMed Warrants that remains unexercised on such date shall be deemed to have been exercised automatically pursuant to a Cashless Exercise (the “Automatic Cashless Exercise”).
Ownership Cap
The Holder in any circumstance cannot exercise the OrbiMed Warrants if such exercise would result in the holder and its affiliates to own more than 9.99% of the Company's common stock (the “Ownership Cap”).

Adjustments
The Exercise Price and the number of Warrant Shares underlying the OrbiMed Warrants are subject to certain anti-dilutive adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations, or substitutions. Additionally, the Exercise Price will be adjusted if shares (which include shares, options, and convertible securities settled in common stock) are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as "Warrant Adjustments.”
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
Additionally, the OrbiMed Warrants are subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the OrbiMed Warrants will be adjusted downward based on such issuance. As a result of any adjustments, the amount of proceeds we receive from the exercise of the OrbiMed Warrants would be less than the amount we would receive immediately prior to such adjustment. In the three months ended March 31, 2025, the exercise price of the Initial OrbiMed Warrant remained at $9.3722 per share, while the Subsequent OrbiMed Warrant contained an exercise price of $5.4787, in accordance with the above described adjustment mechanics.
Transfers of OrbiMed Warrants
The OrbiMed Warrants may be transferred or assigned in whole or in part, subject to compliance with applicable federal and state securities laws.
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the OrbiMed Warrants in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock, therefore, it is considered as a derivative instrument and will be classified as a liability and is subsequently measured at fair value with changes reported to earnings following the proceeds from the issuance of the Initial Term Loan.
The fair value of the Initial OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	March 31, 2025	December 31, 2024
Expected term (years)	6.1	6.3
Risk free interest rate	4.0%	4.5%
Expected volatility	70.0%	70.0%
Dividend yield	0	0
Exercise price	$9.3722	$9.3722
Stock price	$5.52	$5.01
The fair value of the Subsequent OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	March 31, 2025	February 18, 2025
Expected term (years)	6.9	7.0
Risk free interest rate	4.1%	4.1%
Expected volatility	70.0%	70.0%
Dividend yield	0	0
Exercise price	$5.4787	$5.4787
Stock price	$5.52	$5.69
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
Based on our full valuation allowance against the net deferred tax assets, our effective federal tax rate for the calendar year is zero, and we recorded an immaterial income tax expense in the three months ended March 31, 2025 and 2024. We continue to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believe a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If we conclude it is more likely than not that a portion, or all, of our deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. We evaluate the appropriateness of its valuation allowance on a quarterly basis.
(11) Dynavax Purchase
We purchased all of the intellectual property and trial drug substance for nelitolimod from Dynavax Technologies (“Dynavax”) in 2020. This was a purchase of in-process research and development (“IPR&D”). Nelitolimod, an investigational agent in development, is a toll-like receptor 9 (“TLR9”) agonist which is believed to bind to the TLR9 receptors found on suppressive immune cells including myeloid-derived suppressor cells (“MDSCs”) and antigen-presenting immune cells. We believe that nelitolimod, when delivered using our PEDD devices, can improve therapeutic distribution to solid tumors and improve outcomes for liver metastases and LA-PDAC.
Payments under the Dynavax purchase agreement consist of: (a) an upfront payment of $9,000, (b) milestone payments upon the achievement of certain development and commercial milestones, and (c) royalty payments based on aggregate annual net sales after nelitolimod receives Food and Drug Administration ("FDA") approval to be sold.
The milestone payments range from $1,000 to $10,000, triggered by development achievements for each of up to four indications. The development milestone payments cannot exceed $170,000. We have made milestone payments of $1,000 in September 2021, after initiating our clinical study of uveal melanoma liver metastases, June 2022, after initiating our clinical study for primary liver tumors, and August 2023, after initiating our clinical study for LA-PDAC. In aggregate, the commercial milestones shall not exceed $80,000. We will also pay annual royalties at the rate of 10.0% for aggregate annual net sales less than or equal to $1,000,000 and 12.0% for aggregate annual net sales above that amount.
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three months ended March 31, 2025 and 2024, we made no payments to Dynavax.
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
As described in Note (2) Summary of Significant Accounting Policies, the SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. We intend to utilize the SEPA to access capital to fund our operations. We did not issue any Advances during three months ended March 31, 2025.
The estimated fair value of the SEPA liability on December 31, 2024, was $0.1 million, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $0.02 million as of March 31, 2025, and is classified within other long-term liabilities in the Condensed Consolidated Balance Sheets. This remeasurement resulted in the recognition of a gain of $0.03 million for three months ended March 31, 2025, classified as change in fair value of SEPA, tranche and warrant liabilities in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	March 31, 2025	December 31, 2024
Expected draws	$3,000	$2,000
Expected probability of draws	25%	90%
Risk-free interest rate	4.3%	4.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $3.0 million and $2.0 million, at March 31, 2025, and December 31, 2024, respectively, through the issuance of multiple separate advances under the Option 2 Pricing Period at March 31, 2025, and Option 1 Pricing Period at December 31, 2024;
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
Pursuant to the Agreement, OrbiMed agreed to provide a term loan facility to the borrower, in an aggregate principal amount of $50.0 million, as follows:
a.$25.0 million funded on the OrbiMed Closing Date (the “Initial Term Loan”).
b.$10.0 million term loan available at the election of the borrower, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $30.0 million (the “First Delayed Draw Term Loan Commitment”). The First Delayed Draw Term Loan Commitment expires on June 30, 2025.
c.An additional $15.0 million term loan available at the election of the borrower, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $50.0 million (the “Second Delayed Draw Term Loan Commitment” and together with the First Delayed Draw Term Loan Commitment the “DDTL Commitments”). The Second Delayed Draw Term Loan Commitment expires on December 31, 2025.
The term loan will mature on April 30, 2029. On April 30, 2024, we borrowed the initial commitment amount, resulting in gross proceeds of $25.0 million. On February 18, 2025, we borrowed the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million based on achieving the trailing 12-month Product Revenue Base of $30.0 million in January 2025.
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
As part of the First Amendment To Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Effective on April 30, 2025, the Second Amendment To Credit Agreement allows for the Company accelerate payment of the Series A Preferred Stock dividends in cash payments in lieu of fractional shares upon conversion of the Preferred Stock shares.
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
As of March 31, 2025, we were in compliance with the Product Revenue Base requirement and no repayments were required.
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
(4) Administrative Fee
The Borrower will pay to the Agent for its own account a quarterly loan administration fee of $0.01 million, payable in advance, with the first payment due and payable upon the OrbiMed Closing Date.
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

Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. See Note (9) Warrants for further discussion. In addition to issuing the Initial OrbiMed Warrant, on each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrant” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent OrbiMed Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. If we fail to comply with certain of our obligations under the OrbiMed Registration Rights Agreement with respect to maintaining an effective registration statement covering shares of Common Stock underlying the OrbiMed Warrants, then the expiration date of an OrbiMed Warrant may be extended.
Additionally, the Initial OrbiMed Warrant is subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the Initial OrbiMed Warrant will be adjusted downward based on such issuance.
Accounting Treatment
In 2024, we recorded the Initial Term Loan and the First Delay Draw as long-term debt, and recorded the costs incurred to obtain the loan as contra-debt, in accordance with ASC 470, Debt. In addition, we determined that the Initial OrbiMed Warrant met the definition of a derivative under ASC 815, Derivatives and Hedging, and should be recorded as a liability, and that we should bifurcate and separately recognize the Revenue Base Redemption Feature (see Notes (4) Financial Instruments and (9) Warrants for further discussion).
During the three months ended March 31, 2025, we recognized interest of $1.0 million related to the Term Loan, of which $0.3 million was recorded as PIK interest. The remaining $0.7 million was paid in cash to OrbiMed. We also expensed $0.2 million of the capitalized debt issuance costs, which was charged to non-cash interest, and we accreted $0.1 million of the exit fee which will be due at the termination of the Initial Term Loan.
The following table summarizes activity within the Term Loan for the three months ended March 31, 2025:

OrbiMed Debt
Initial draw	$25,000
Debt issuance costs
Cash issuance costs	$(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	486
PIK interest	604
Accretion of exit fee liability	127
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	177
PIK interest	266
Accretion of exit fee liability	59
Balance at March 31, 2025	$31,699

(14)    Convertible Preferred Stock
Series A Convertible Preferred Stock
At the Closing Date on August 10, 2023, we issued 4,015,002 shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40.2 million, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”).
As of March 31, 2025, we are authorized to issue up to 10,000,000 shares of preferred stock with 6,379,998 shares available for issuance. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of March 31, 2025, total undeclared cumulative dividends were $4.7 million. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
The Conversion Price automatically reset on February 10, 2025 and will automatically reset on July 10, 2027, the eighteen-month and forty-seven-month anniversaries of the Closing Date, to be equal to the lowest of:
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
(iv)Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of March 31, 2025. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in Series A Convertible Preferred Stock, if-converted, in the three months ended March 31, 2025.

Series	Balance at December 31, 2024	Issuances	Retirements / Conversions	Balance at March 31, 2025
Series A convertible preferred stock (assuming maximum conversion)	25,048,584	—	(2,294,287)	22,754,297
Total convertible preferred stock	25,048,584	—	(2,294,287)	22,754,297
(15) Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock participates in any dividends declared, if any, by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the three months ended March 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	March 31,
	2025	2024
Preferred stock	22,754,297	25,237,155
Common stock warrants	7,402,541	14,215,112
RSUs and PSUs	713,140	562,428
Options to purchase common stock	5,501,567	4,882,418
Shares issuable under the SEPA	3,468,998	—
Total	39,840,543	44,897,113
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
As of March 31, 2025, the balances under the two plans are below.

	March 31, 2025
	Authorized	Outstanding	Available for Issue
2009 Plan	1,213,334	1,213,334	—
2023 Plan	10,350,022	5,001,373	5,228,256
Total	11,563,356	6,214,707	5,228,256
2009 Equity Incentive Plan
As of March 31, 2025, there were in total 1,179,655 stock options and 33,679 RSUs issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan (see below). Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
As of March 31, 2025, we had unrecognized compensation expense of $0.4 million and $0.3 million, respectively, for options and RSUs granted under the 2009 Plan. The March 31, 2025, balance will be recognized over a weighted average period of 1.0 years.
2023 Equity Incentive Plan
As of March 31, 2025, there were in total 4,321,912 stock options and 679,461 RSUs and PSUs issued and outstanding under the 2023 Plan. Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025, the authorized shares under the 2023 Plan increased by 2,383,545 shares to 10,350,022. Options for 34,023 shares of Common Stock were exercised during the three months ended March 31, 2025. During the three months ended March 31, 2025, we granted 1,157,314 options with a weighted average fair value of $5.27, and 356,773 restricted stock units, net of forfeitures, with a weighted average fair value of $5.38.
As of March 31, 2025, we had unrecognized compensation expense of $12.2 million and $4.3 million, respectively, for options and RSUs & PSUs granted under the 2023 Plan. The balance at March 31, 2025, will be recognized over a weighted average period of 2.9 years.
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
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. Initially, 2,350,530 shares of Common Stock were reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the Fully Diluted Common Stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025, the authorized shares under ESPP increased by 953,418 shares to 3,303,948
During the three months ended March 31, 2025, no shares were purchased in an offering under the ESPP.
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
(18) Leases
We have two property leases in effect as of March 31, 2025, which we account for as operating leases:
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

We also have two finance leases for copier equipment in our Westminster and Bannockburn facilities.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and for our audited financial statements and related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), on April 15, 2025 ("Annual Report"). Information included in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Special Note Regarding Forward Looking Statements.” As a result of many factors, including those factors set forth in the section captioned “Item 1A. Risk Factors” of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of our Annual Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.
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

Overview
We are a growing, oncology focused medical technology business seeking to transform outcomes for patients with solid tumors by integrating our innovative delivery technology with standard-of-care therapies, and with our investigational immunotherapeutic, nelitolimod, a class C Toll-like receptor 9 (“TLR9”) agonist, for a range of different therapeutic and technology applications. Our ultimate goal is to transform the treatment paradigm for patients battling solid tumors. We have developed an innovative technology designed to overcome two significant challenges that prevent optimal delivery and performance of therapeutics in these difficult-to-treat diseases: (i) high intratumoral pressure caused by tumor growth and collapsed vasculature restricting the delivery of oncology therapeutics and (ii) off target delivery. Nelitolimod, specifically, combined with our technology, aims to address the immunosuppressive properties of immune cells in the tumor and tumor microenvironment of the liver, pancreas and other solid tumors. By systematically addressing these barriers, we aim to improve response to therapies and to enable improved patient outcomes.
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize delivery of embolics and therapeutics for the treatment of various solid tumors. Additionally, we have conducted Phase I clinical trials of nelitolimod to study the ability of an immunotherapeutic--when administered via PEDD in combination with systemic treatment--can enhance the effectiveness of other therapeutics and ultimately lead to better patient responses. Once final data is assembled, we plan to pursue a pharmaceutical partner for future development. We believe the combination of our PEDD technology with nelitolimod has the potential to solve two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
In 2020, we launched TriNav™, our liver therapy delivery device with SmartValve technology for our proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System (HCPCS) code for procedures involving the TriNav® Infusion System. This code became effective on January 1, 2024, and may be reported by hospital outpatient departments (HOPDs) and ambulatory surgical centers (ASCs) for the Company to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE").
In 2024, TriSalus expanded its portfolio of PEDD devices with the launch of the TriNav LV Infusion System and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is targeted for patients with vessels sized between 3.5 and 5.0mm and is expected to provide a full range of PEDD devices for all vessel sizes and allow us to expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining, and reverse curve design to support femoral access for the TriNav LV, which we believe will enhance procedural efficiency. These new products are eligible for the same HCPCS reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures.
TriSalus also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intends to enroll 100 patients across ten leading academic sites. It is estimated that approximately 5% of adults have multinodular goiters, and the prevalence in adults over 50 is estimated to be up to 50%. We estimate that this could expand the addressable market by approximately 50,000 procedures, representing an incremental $400.0 million market opportunity. This new procedure utilizing the TriNav system is also eligible for the same Healthcare Common Procedure Coding System (HCPCS) reimbursement code allowing for seamless integration into current billing approaches.
We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immune-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the ability and value of our PEDD technology. We have completed Phase I dose escalation (UMLM and LA-PCAD) and Phase Ib (ICC/HCC) clinical trials for nelitolimod. Due to physician and investigator interest, we are supporting two IIT studies, one in patients with advanced HCC in combination with durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-03 Phase I dose escalation in LA-PDAC has completed enrollment and we anticipate data from the study will be available sometime in 2025, and will begin discussions for a pharmaceutical partner for further clinical development.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of the Annual Report titled “Risk Factors.” In particular, our performance is affected by:
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
•The success and cost of our clinical trials of nelitolimod. Nelitolimod is in Phase I human trials to determine if, when delivered via TriNav, it is safe and effective in treating certain cancers. As with all drug candidates, the cost of operating clinical trials can be substantial, with no guarantee that the trials will result in favorable data.
•Obtaining FDA approval of nelitolimod for sale. Our clinical trials are still in early stages, and there is no certainty that we will generate favorable data or that, upon review, the FDA will approve nelitolimod for sale.

Recent Developments
Series A Convertible Preferred Stock
On February 10, 2025, the Conversion Price was reset to $5.277 based on the trailing ten-trading day VWAP of the Company's common stock. Upon the first reset pricing occurring, holders of the Series A Convertible Preferred Stock converted 365,000 shares for 777,829 shares of our Common Stock during the three months ended March 31, 2025.
OrbiMed Credit Agreement
On February 18, 2025, we borrowed the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million based on achieving the trailing 12-month Product Revenue Base of $30.0 million in January 2025. As part of the First Amendment To Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Effective on April 30, 2025, the Second Amendment To Credit Agreement allows for the Company accelerate payment of the Series A Preferred Stock dividends in cash payments in lieu of fractional shares upon conversion of the Preferred Stock shares.
Strategic Collaboration Agreement
In 2021, we entered into a 5-year Alliance Program (the “MDACC Agreement”) with the University of Texas MD Anderson Cancer Center (“MDACC”) to serve as the lead clinicians for the PERIO-01, PERIO-02, and PERIO-03 studies. The term of the agreement was for the later of (i) five years or (ii) until the applicable studies are completed. Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach. Effective February 25, 2025, we modified and extended the MDACC Agreement payment terms with MDACC and added a sixth year.
April 2025 Securities Purchase Agreement
In April 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) an aggregate of 5,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $4.00 per share.
The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties. In connection with the Private Placement, the Company and the Purchasers has entered into a registration rights agreement (the “Registration Rights Agreement”) at the closing, pursuant to which the Company will grant certain registration rights to the Purchasers with respect to their Shares (as further described below). In addition, the Company has committed to use commercially reasonable efforts to satisfy all of its obligations set forth in the Support Agreements (as defined below). The Company and its directors and officers have agreed, for a period of 60 days after the date of the Purchase Agreement, to customary lock-up and clear market provisions, as applicable, subject to certain exceptions.
The Private Placement closed on May 2, 2025. The Company anticipates received aggregate gross proceeds from the Private Placement of approximately $22.0 million, before deducting estimated offering fees and expenses payable by the Company.
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

We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. We recognized $0.2 million of rebates for three months ended March 31, 2025.
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
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities
Change in fair value of SEPA, Warrant, and Revenue Base Redemption liabilities represents the change in fair value at each reporting period of the SEPA, the change in fair value of the SPAC Warrants we assumed in the Business Combination, and the change in fair value of the OrbiMed Warrants issued in connection with the initial and subsequent draw down under the OrbiMed Credit Agreement.
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

Results of Operations:
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended March 31,		Percent of Revenue
	2025	2024	2025	2024
Revenue	$9,167	$6,457	100.0%	100.0%
Cost of goods sold	1,495	971	16.3%	15.0%
Gross profit	7,672	5,486	83.7%	85.0%
Operating expenses:
Research and development	3,296	5,844	36.0%	90.5%
Sales and marketing	6,734	6,687	73.5%	103.6%
General and administrative	4,971	4,627	54.2%	71.7%
Loss from operations	(7,329)	(11,672)	(79.9)%	(180.8)%
Interest income	74	92	0.8%	1.4%
Interest expense	(1,209)	(3)	(13.2)%	—%
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(835)	2,521	(9.1)%	39.0%
Change in fair value of contingent earnout liability	(820)	(3,988)	(8.9)%	(61.8)%
Other expense, net	(251)	(153)	(2.7)%	(2.4)%
Loss before income taxes	(10,370)	(13,203)	(113.1)%	(204.5)%
Income tax expense	(5)	(3)	(0.1)%	—%
Net loss available to common stockholders	$(10,375)	$(13,206)	(113.2)%	(204.5)%
Undeclared dividends on Series A preferred stock	$(712)	$(801)	(7.8)%	(12.4)%
Net loss attributable to common stockholders	$(11,087)	$(14,007)	(120.9)%	(216.9)%
Comparison of the Three Months Ended March 31, 2025, and 2024
Revenue
Revenue increased by $2.7 million, or 42.0% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in revenue was due to an increase of $2.7 million in sales of TriNav.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.5 million, or 54.0% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $2.2 million, or 39.8% for the three months ended March 31, 2025, and gross margin decreased to 83.7% from 85.0% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in gross profit was due primarily to the increase in sales volume. The decrease in gross margin percentage was driven principally by decreased manufacturing efficiencies due to lower production volumes for a planned shut down during the current quarter.
Operating Expenses
Research and Development
R&D expenses decreased by $2.5 million, or 43.6% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily driven by a $1.3 million reduction of clinical trial expenses related to nelitolimod and a decrease in headcount-related expenses of $0.5 million.
Sales and Marketing
Sales and marketing expenses were flat for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. We incurred a $0.3 million increase in the sales and marketing department headcount during the three months ended March 31, 2025 compared to the same period in the prior year, which was substantially offset by a reduction in our need to utilize consultants.

General and Administrative
General and administrative expenses increased by $0.3 million, or 7.4%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to professional services as a result of the timing of various filing and audit related expenses.
Interest Expense
Interest expense increased by $1.2 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was due to our usage of the OrbiMed Credit Agreement throughout the three months ended March 31, 2025 compared to the prior year period as we entered into the OrbiMed Credit Agreement subsequent to March 31, 2024.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The fair value of the SEPA, warrant, and revenue base redemption liabilities resulted in a change of $3.4 million as a result of a loss of $0.8 million in the three months ended March 31, 2025, compared to a gain of $2.5 million in the three months ended March 31, 2024. The change was primarily due to the increase of the warrant price on the open market and the additions of the Subsequent OrbiMed Warrant as a result of the First Delayed Draw.
Change in Fair Value of Contingent Earnout Liability
The fair value of earnout liability resulted in a change of $3.2 million as a result of $0.8 million in the three months ended March 31, 2025, compared to a loss of $4.0 million for the three months ended March 31, 2024. This is mainly due to the change in the market price of the underlying common stock.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $10.4 million for the three months ended March 31, 2025. We had cash and cash equivalents of approximately $13.0 million at March 31, 2025. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes, and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital. There can be no assurance that we will be able to raise such additional capital on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
During the three months ended March 31, 2025, we achieved the trailing 12-month Product Revenue Base of $30.0 million in January 2025 and were able to borrow the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million. As of March 31, 2025, the minimum cash requirement increased from $5.0 million to $10.0 million. Subsequent to March 31, 2025, we raised gross proceeds of approximately $22.0 million through a Private Placement. Although these events have occurred, our existing cash and cash equivalents may not be sufficient to fund our projected liquidity requirements for at least the next 12 months from the date of this Quarterly Report, as the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Funding Requirements” below.
Cash Flows
Comparison of the Three Months Ended March 31, 2025, and March 31, 2024
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,499)	$(10,867)
Net cash used in investing activities	(714)	(66)
Net cash provided by financing activities	9,688	3,126
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,475	$(7,807)

Cash Used in Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $4.5 million. The net cash used in operating activities consisted of net loss of $10.4 million, adjusted for non-cash charges totaling $4.3 million, primarily related to a loss on share-based compensation of $1.6 million, the adjustments of the fair value of the contingent earnout liability of $0.8 million and warrant and SEPA liabilities of $0.8 million. The change in net operating assets and liabilities decreased $1.6 million, due primarily to an increase in accounts payable and accrued liabilities.
For the three months ended March 31, 2024, net cash used in operating activities was $10.9 million. The net cash used in operating activities consisted of net loss of $13.2 million, adjusted for non-cash charges totaling $2.8 million, primarily related to a loss on the adjustment of the fair value of the contingent earnout liability of $4.0 million, depreciation and amortization of $0.2 million and stock-based compensation expense of $1.1 million, partially offset a gain from the change in fair value of warrants to purchase preferred stock of $2.5 million. In addition, net operating assets and liabilities decreased $0.5 million driven by an increase in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities of $0.7 million for the three months ended March 31, 2025, was primarily due to purchases of property and equipment of $0.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $9.7 million for the three months ended March 31, 2025, consisted primarily of $9.5 million, net of expenses, from the First Delayed draw under the OrbiMed Credit Agreement.
Net cash provided by financing activities of $3.1 million for the three months ended March 31, 2024, consisted primarily of proceeds from the issuance of common stock $3.1 million.
Funding Requirements
Our primary use of cash is to fund our operating expenses, which consist of sales and marketing expenses related to the growth of our sole commercial product TriNav, research, development and clinical expenses related primarily to TriNav and, to a lesser extent, nelitolimod, as well as general and administrative expenses. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing or expanding sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and conflicts in the Middle East. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
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
We may require additional capital in order to continue to fund our operations through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to enable us to continue to implement our long-term business strategy. See factors further described in the sections titled "Risk Factors" in this Quarterly Report.
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our unaudited condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of March 31, 2025.
Contractual Obligations and Commitments
Our contractual obligations as of March 31, 2025, include lease obligations of $2.2 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of March 31, 2025, and may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80 million upon achieving certain commercial milestones. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note (2) Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements accompanying this Quarterly Report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2025, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2024, and our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, management identified material weaknesses in our internal control over financial reporting with respect to:
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
Our management developed a remediation plan, and we have continued to take steps to remediate each of the material weaknesses described above. The remediation plan included hiring additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of March 31, 2025, we are in the process of hiring additional trained resources with such requisite experience or selected outside expert consultants. We will continue to evaluate the existing finance function experience and expertise to identify additional resource and application needs to aid in the remediation of the material weaknesses. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate. .
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors. The Risk Factors identified in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 continue to represent the most significant risks to the Company’s future results of operations and financial conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
April 2025 Securities Purchase Agreement
As previously disclosed, in April 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) an aggregate of 5,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $4.00 per share.
The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties. In connection with the Private Placement, the Company and the Purchasers will enter into a registration rights agreement (the “Registration Rights Agreement”) at the closing, pursuant to which the Company will grant certain registration rights to the Purchasers with respect to their Shares (as further described below). In addition, the Company has committed to use commercially reasonable efforts to satisfy all of its obligations set forth in the Support Agreements (as defined below). The Company and its directors and officers have agreed, for a period of 60 days after the date of the Purchase Agreement, to customary lock-up and clear market provisions, as applicable, subject to certain exceptions.
The Private Placement closed on May 2, 2025. The Company raised $22.0 million, before deducting estimated offering fees and expenses payable by the Company, from the Private Placement.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Second Amendment to Credit Agreement by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Filed herewith
10.2#	Amendment No. 1 to Strategic Collaboration Agreement, dated March 2, 2021, by and between Surefire Medical Inc. d/b/a TriSalus Life Sciences and the University of Texas M.D. Anderson Cancer Center	Filed herewith
10.3	Securities Purchase Agreement dated, April 30, 2025, by an among TriSalus Life Sciences, Inc. and the persons party thereto	8-K	001-39813	10.1	April 30, 2025
10.4	Form of Registration Rights Agreement	8-K	001-39813	10.2	April 30, 2025
10.5	Tender an Support Agreement, dated April 30, 2025, by an among TriSalus Life Sciences, Inc. and the person party thereto	8-K	001-39813	10.3	April 30, 2025
31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#
Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 01(b)(10)(iv) because they are not material and are the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit, or any section thereof, to the SEC upon request.

*
This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2025.

TriSalus Life Sciences, Inc.

By:	/s/ James Young
	Name:	James Young
	Title:	Chief Financial Officer