Form 10-K/A
period 2024-12-31
TriSalus Life Sciences, Inc.
filed 2025-05-30
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

TriSalus Life Sciences, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to its Annual Report for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on April 15, 2025 (the “Original Form 10-K”) to include the correct audit opinion of KPMG LLP which was erroneously dated April 11, 2025.

In accordance with Rule 12b-15 (“Rule 12b-15”) under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 “Financial Statements” in this Second Amendment. However, there have been no changes made to the text of such item other than the correction stated in the immediately preceding paragraph. In addition, the Company is including in this First Amendment new certifications of its (i) Chief Executive Officer and (ii) Chief Financial Officer, as required by Rule 12b-15, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and an appropriately dated consent from KPMG LLP as Exhibit 23.3.

Except as expressly set forth above, this First Amendment speaks as of the filing date of the Original Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the Original Form 10-K.

Part II
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
(a) The following documents are filed as part of this Form 10-K/A:
(1)Financial Statements:
Our audited Consolidated Financial Statements are listed in the “Financial Statements and Supplementary Data” under Part II. Item 8 of this Annual Report on Form 10‑K.
(2)Financial Statement Schedules:
None.
(3)Exhibits
The exhibits filed as part of the Annual Report on Form 10-K/A are listed in Item 15(b).
(b) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Agreement and Plan of Merger, dated as of November 11, 2022, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	2.1	November 14, 2022
2.2	First Amendment to Agreement and Plan of Merger, dated as of April 4, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	April 5, 2023
2.3	Second Amendment to Agreement and Plan of Merger, dated as of May 13, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	May 13, 2023
2.4	Third Amendment to Agreement and Plan of Merger, dated as of July 5, 2023, by and among MedTech Acquisition Corporation, MTAC Merger Sub, Inc., and TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	July 6, 2023
3.1	Second Amended and Restated Certificate of Incorporation of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	August 16, 2023
3.2	Amended and Restated Bylaws of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.2	August 16, 2023
3.3	Form of Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.3	August 16, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	001-39813	4.1	August 16, 2023
4.2	Specimen Warrant Certificate	Form 8-K	001-39813	4.2	August 16, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
4.3	Warrant Agreement, dated December 17, 2020, by and between MTAC and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	4.1	December 23, 2020
4.4	Form of Amended and Restated Registration Rights Agreement, by and among TriSalus Life Sciences, Inc., MedTech Acquisition Sponsor LLC, and certain former stockholders of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	10.1	November 14, 2022
4.5	Registration Rights Agreement, dated April 30, 2024, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	4.4	May 15, 2024
4.6	Amendment No. 1 to Warrant Agreement, dated June 26, 2024, by and between the Company and Continental Stock Transfer & Trust Company.	Form 8-K	001-39813	10.1	June 27, 2024
4.7	Description of Securities	Form 10-Q	001-39813	4.7	August 14, 2024
4.8	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV, LP.	Form S-3	001-39813	4.1	October 29, 2024
4.9	Substitute Warrant Certificate, dated August 15, 2024, by and between TriSalus Life Sciences, Inc, and OrbiMed Royalty & Credit Opportunities IV Offshore, LP.	Form S-3	001-39813	4.1	October 29, 2024
4.10	Warrant Certificate, dated February 18, 2025, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, L.P.	Form 10-K	001-39813	4.10	April 15, 2025
4.11	Warrant Certificate, dated February 18, 2025, by and between TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV Offshore, L.P.	Form 10-K	001-39813	4.11	April 15, 2025
10.1*	TriSalus Life Sciences, Inc. 2023 Equity Incentive Plan	Form 8-K	001-39813	10.21	August 16, 2023
10.2*	TriSalus Life Sciences, Inc. 2023 Employee Stock Purchase Plan	Form 8-K	001-39813	10.24	August 16, 2023
10.3*	Letter Agreement, dated December 17, 2020, by and among MedTech Acquisition Corporation, its officers and directors and MedTech Acquisition Sponsor LLC.	Form 8-K	001-39813	10.1	December 23, 2020
10.4*	Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan.	Form 8-K	001-39813	10.15	August 16, 2023
10.5*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (Pre-2020).	Form 8-K	001-39813	10.16	August 16, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.6*	Form of Early Exercise Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants prior to 2020).	Form 8-K	001-39813	10.17	August 16, 2023
10.7*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants after 2020).	Form 8-K	001-39813	10.18	August 16, 2023
10.8*	Form of Early Exercise Stock Option Grant Notice and Form of Stock Option Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan (for grants after 2020).	Form 8-K	001-39813	10.19	August 16, 2023
10.9*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under Surefire Medical, Inc. 2009 Amended and Restated Equity Incentive Plan.	Form 8-K	001-39813	10.20	August 16, 2023
10.10*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under 2023 Equity Incentive Plan.	Form 8-K	001-39813	10.22	August 16, 2023
10.11*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Agreement under 2023 Equity Incentive Plan.	Form 8-K	001-39813	10.23	August 16, 2023
10.12*	Form of Indemnification Agreement by and between the Company and its directors and executive officers.	Form 8-K	001-39813	10.25	August 16, 2023
10.13*	Amended and Restated Non-Employee Director Compensation Policy.	Form 10-K	001-39813	10.13	April 15, 2025
10.14	Standby Equity Purchase Agreement, by and between TriSalus Life Sciences, Inc. and YA II PN, LTD.	Form 8-K	001-39813	99.1	November 14, 2023
10.15##	Asset Purchase Agreement, dated as of July 31, 2020, by and between Dynavax Technologies Corporation and Surefire Medical Inc. d/b/a TriSalus Life Sciences.	Form S-4/A	333-269138	10.13	April 21, 2023
10.16*##	Amended and Restated Employment Agreement, dated November 11, 2022, by and between TriSalus Life Sciences, Inc. and Mary Szela.	Form S-4/A	333-269138	10.14	April 21, 2023
10.17*##	Executive Employment Agreement, by and between the Company and James Young, dated January 6, 2025.	Form 8-K	001-39813	10.1	January 4, 2025
10.18*##	Amended and Restated Executive Employment Agreement, by and between the Company and Sean Murphy, dated January 6, 2025.	Form 8-K	001-39813	10.2	January 4, 2025

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.19*##	Amended and Restated Executive Employment Agreement, dated March 2, 2023, by and between TriSalus Life Sciences, Inc. and Richard Marshak.	Form S-4/A	333-269138	10.17	April 21, 2023
10.20*##	Executive Employment Agreement, dated November 11, 2022, by and between TriSalus Life Sciences, Inc. and Jennifer L. Stevens.	Form S-4/A	333-269138	10.18	April 21, 2023
10.21*##	Executive Employment Agreement, dated November 4, 2022, by and between TriSalus Life Sciences, Inc. and Bryan F. Cox, Ph.D.	Form S-4/A	333-269138	10.19	April 21, 2023
10.22*##	Amended and Restated Executive Employment Agreement, Dated January 6, 2025, by and between TriSalus Life Sciences, Inc. and Jodi Devlin.	Form 10-K	001-39813	10.22	April 15, 2025
10.23*##	Strategic Collaboration Agreement, dated March 2, 2021, by and between Surefire Medical Inc. d/b/a TriSalus Life Sciences and The University of Texas M.D. Anderson Cancer Center.	Form S-4/A	333-269138	10.2	April 21, 2023
10.24*##	Office/Warehouse Lease, dated February 4, 2014 between Colorado Industrial Portfolio LLC and Surefire Medical, Inc., as amended.	Form S-4/A	333-269138	10.3	July 6, 2023
10.25##	Credit Agreement, dated April 30, 2024, by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., and OrbiMed Royalty & Credit Opportunities IV, LP.	Form 10-Q	001-39813	10.1	May 15, 2024
10.26##	First Amendment to Credit Agreement and Registration Rights Agreement by and between TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc., OrbiMed Royalty & Credit Opportunities IV, LP., and OrbiMed Royalty & Credit Opportunities IV Offshore, LP.	Form 10-K	001-39813	10.26	April 15, 2025
10.27##	Second Amendment to Lease of Space dated July 17, 2024, by and between TriSalus Life Sciences, Inc. and BPAZ Holdings 14, LLC.	Form 10-Q	001-39813	10.2	August 14, 2024
10.28#	Form of Dealer Manager and Solicitation Agent Agreement.	Form S-4	333-279691	10.28	May 24, 2024
10.29	Form of Tender and Support Agreement, by and between the Company and Supporting Stockholders.	Form S-4	333-279691	10.29	May 24, 2024
10.30*	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated January 24, 2024, by and between TriSalus Life Sciences, Inc. and Richard Marshak.	Form 10-K	001-39813	10.30	April 15, 2025

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.31*	Amendment No. 2 to Amended and Restated Executive Employment Agreement, dated January 6, 2025, by and between TriSalus Life Sciences, Inc. and Richard Marshak.	Form 10-K	001-39813	10.31	April 15, 2025
19.1	TriSalus Life Sciences, Inc. Insider Trading Policy	Form 10-K	001-39813	19.1	April 15, 2025
21.1	List of Subsidiaries	Form 10-K	001-39813	21.1	April 15, 2025
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm of TriSalus.	Form 10-K	001-39813	23.1	April 15, 2025
23.2	Consent of KPMG LLP, independent registered public accounting firm of TriSalus.
24.1	Power of Attorney (see signature page)	Form 10-K	001-39813	24.1	April 15, 2025
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
^ The certifications attached as Exhibits 32.3 and 32.4 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-K/A), irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K/A Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May, 2025.

TriSalus Life Sciences, Inc.

By:	/s/ Mary Szela
	Name:	Mary Szela
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary Szela	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2025
Mary Szela

/s/ James Young	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2025
James Young

*	Director and Chairman of the Board	May 30, 2025
Mats Wahlström

*	Director	May 30, 2025
Arjun "JJ" Desai

*	Director	May 30, 2025
Andrew von Eschenbach

*	Director	May 30, 2025
Gary Gordon

*	Director	May 30, 2025
Kerry Hicks

*	Director	May 30, 2025
David J. Matlin

*	Director	May 30, 2025
Sean Murphy

*	Director	May 30, 2025
William Valle

*By: /s/ Mary Szela
Mary Szela
Attorney-in-fact