Form 10-Q
period 2025-06-30
TriSalus Life Sciences, Inc.
filed 2025-08-12
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 49,867,279 shares of common stock outstanding as of August 6, 2025.

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

Part I - Financial Information
Item 1. Financial Statements
TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,490	$8,525
Accounts receivable, net	5,571	5,087
Inventory, net	3,807	4,048
Prepaid expenses	2,216	3,009
Total current assets	38,084	20,669
Property and equipment, net	1,711	1,669
Right-of-use assets	1,103	1,210
Other assets	419	423
Total assets	$41,317	$23,971
Liabilities and Stockholders’ Deficit
Current liabilities:
Trade payables	$1,902	$2,274
Accrued liabilities	7,078	7,355
Short-term lease liabilities	123	216
Other current liabilities	221	383
Total current liabilities	9,324	10,228
Long-term debt, net of unamortized discount and debt issuance costs	32,274	22,084
Revenue base redemption liability	358	507
Long-term lease liabilities	1,265	1,329
Contingent earnout liability	7,522	7,401
Warrant and SEPA liabilities	9,997	8,316
Total liabilities	60,740	49,865
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, Convertible Series A, $0.0001 par value per share, $10.00 liquidation value per share. Authorized 10,000,000 shares at June 30, 2025 and December 31, 2024, respectively; issued and outstanding, 3,594,002 and 3,985,002 shares at June 30, 2025, and December 31, 2024, respectively.	—	—
Common stock, $0.0001 par value per share. Authorized 400,000,000 shares at June 30, 2025 and December 31, 2024, respectively; issued and outstanding, 37,983,259 and 31,279,264 shares at June 30, 2025, and December 31, 2024, respectively.	3	3
Additional paid-in capital	278,786	253,652
Accumulated deficit	(298,212)	(279,549)
Total stockholders’ deficit	(19,423)	(25,894)
Total liabilities and stockholders’ deficit	$41,317	$23,971
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$11,213	$7,364	$20,380	$13,821
Cost of goods sold	1,802	912	3,297	1,883
Gross profit	9,411	6,452	17,083	11,938
Operating expenses:
Research and development	3,923	4,666	7,219	10,510
Sales and marketing	7,163	6,004	13,897	12,691
General and administrative	5,657	3,956	10,628	8,583
Loss from operations	(7,332)	(8,174)	(14,661)	(19,846)
Other income (expense):
Interest income	134	97	208	189
Interest expense	(1,423)	(877)	(2,632)	(880)
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(330)	(9,016)	(1,165)	(6,495)
Change in fair value of contingent earnout liability	700	13,689	(120)	9,701
Other expense, net	(40)	(44)	(291)	(197)
Loss before income taxes	(8,291)	(4,325)	(18,661)	(17,528)
Income tax benefit (expense)	3	(7)	(2)	(10)
Net loss available to common stockholders	$(8,288)	$(4,332)	$(18,663)	$(17,538)
Undeclared dividends on Series A preferred stock	$(714)	$(801)	$(1,426)	$(1,602)
Net loss attributable to common stockholders	$(9,002)	$(5,133)	$(20,089)	$(19,140)
Net loss per common share, basic and diluted	$(0.27)	$(0.21)	$(0.65)	$(0.81)
Weighted average common shares outstanding, basic and diluted	32,899,297	23,903,659	30,713,375	23,613,243
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
Six months ended June 30, 2025 and 2024
(unaudited, in thousands except share data)

	Six months ended June 30, 2025
	Preferred stock		Common stock			Additional paid-in capital		Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2024	3,985,002	$—	31,279,264		$3	$253,652		$(279,549)	$(25,894)
Exercise of options	—	—	215,369		—	279		—	279
Stock-based compensation	—	—	—		—	1,620		—	1,620
Preferred stock conversion	(365,000)	—	777,829		—	—		—	—
Net loss	—	—	—		—	—		(10,375)	(10,375)
At March 31, 2025	3,620,002	—	32,272,462		$3	$255,551		$(289,924)	$(34,370)
Exercise of options	—	—	155,051		—	56		—	56
Stock-based compensation	—	—	—		—	2,517	(1)	—	2,517
Proceeds from sale of common stock	—	—	5,500,000		—	20,662		—	20,662
Preferred stock conversion	(26,000)	—	55,746		—	—		—	—
Net loss	—	—	—		—	—		(8,288)	(8,288)
At June 30, 2025	3,594,002	$—	37,983,259		$3	$278,786		$(298,212)	$(19,423)
(1) Amount reflects $0.6 million related to 2024 bonus paid in 2025 in the form of stock-based compensation.

	Six months ended June 30, 2024
	Preferred stock		Common stock			Additional paid-in capital		Accumulated deficit	Total
	Shares	Amount	Shares		Amount
At December 31, 2023	4,015,002	$—	26,413,213		$2	$222,437		$(249,504)	$(27,065)
Exercise of options	—	—	(4,941)	(2)	—	7		—	$7
Stock-based compensation	—	—	—		—	1,086		—	$1,086
Proceeds from sale of common stock	—	—	350,000		—	3,141		—	$3,141
Net loss	—	—	—		—	—		(13,206)	(13,206)
At March 31, 2024	4,015,002	—	26,758,272		$2	$226,671		$(262,710)	$(36,037)
Exercise of options	—	$—	1,191		—	5		—	5
Stock-based compensation	—	—	—		—	1,275		—	1,275
Proceeds from sale of common stock	—	—	400,000		—	3,602		—	3,602
Record exchange warrants	—	—	—		—	11,923		—	11,923
Record issuance costs	—	—	—		—	(1,699)		—	(1,699)
Net loss	—	—	—		—	—		(4,332)	(4,332)
At June 30, 2024	4,015,002	$—	27,159,463		$2	$241,777		$(267,042)	$(25,263)
(2) Amount reflects 2,906 shares issued for option exercises and 7,847 shares returned from options exercised in 2023 to correct clerical error.
See accompanying notes to unaudited condensed consolidated financial statements.

TRISALUS LIFE SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2025 and 2024
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss available to common stockholders	$(18,663)	$(17,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337	369
Reduction in the carrying amount of right-of-use assets	210	152
Change in fair value of warrants and SEPA liabilities	1,312	6,921
Change in fair value of OrbiMed Warrants and revenue base redemption liabilities	(147)	(426)
Change in fair value of contingent earnout liability	120	(9,701)
Non-cash interest expense	584	151
Stock-based compensation expense	3,512	2,361
Allowance for credit losses	96	—
Loss on disposal of property and equipment	117	18
Amortization of debt issuance costs	492	267
Changes in operating assets and liabilities:
Accounts receivable	(540)	(1,152)
Inventory, net	241	(899)
Prepaid expenses	777	(2,025)
Deposits	—	43
Operating lease liabilities	(81)	(170)
Trade payables and accrued liabilities	(186)	(2,660)
Net cash used in operating activities	(11,819)	(24,289)
Cash flows from investing activities:
Purchases of property and equipment	(661)	(126)
Proceeds from the disposal of property and equipment	40	—
Net cash used in investing activities	(621)	(126)
Cash flows from financing activities:
Proceeds from the issuance of common stock	22,211	6,743
Common stock issuance costs	(1,549)	—
Debt issuance costs	(520)	(2,593)
Proceeds from the issuance of debt	10,000	25,000
Payments on finance lease liabilities	(72)	(43)
Proceeds from the exercise of stock options for common stock	335	12
Net cash provided by financing activities	30,405	29,119
Increase in cash, cash equivalents and restricted cash	17,965	4,704
Cash, cash equivalents and restricted cash, beginning of period	8,875	12,127
Cash, cash equivalents and restricted cash, end of period	$26,840	$16,831

Supplemental disclosures of cash flow information:
Interest paid	$1,557	$451
Income taxes	$16	$4
Supplemental disclosures of non-cash items:
Prepaid warrant issuance costs	$—	$1,700
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$90
Fixed asset purchase through exchange of finance lease right-of-use asset	$85	$—
Derecognition of finance lease right-of-use asset	$(85)	$—
Fixed asset purchases included in trade payables and accrued expenses	$20	$—
Fair value of warrants issued related to OrbiMed debt	$366	$811
Fair value of revenue base redemption liability related to OrbiMed debt	$—	$729
Non-cash interest expense	$584	$151
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(1)    Nature of Business
On August 10, 2023 (the "Closing Date"), TriSalus Life Sciences, Inc., a Delaware corporation (the “Company,” “TriSalus,” “we,” “us”), formerly known as MedTech Acquisition Corporation (“MTAC”), consummated the announced merger pursuant to the Agreement and Plan of Merger by and between MTAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MTAC (“Merger Sub”) and TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.), a Delaware corporation (“Legacy TriSalus”), whereby Merger Sub merged with and into Legacy TriSalus with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and TriSalus Life Sciences, Inc. becoming the surviving company. In connection with the consummation of the Merger, on August 10, 2023, Legacy TriSalus changed its name from TriSalus Life Sciences, Inc. to TriSalus Operating Life Sciences, Inc., and MTAC changed its name from MedTech Acquisition Corporation to TriSalus Life Sciences, Inc., the surviving company. As further described in Note (3) Business Combination, Legacy TriSalus was deemed to be the accounting acquirer and predecessor company in the Business Combination.
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
We market our cutting-edge Pressure Enabled Drug Delivery (PEDD™) infusion systems, which optimize delivery of embolics and therapeutics for the treatment of various solid tumors. Our PEDD with SmartValve™ is the only technology designed to work in synchrony with the cardiac cycle to open collapsed arterial vessels to enable deeper perfusion and improve therapeutic drug delivery in tumors with high intratumoral pressure. In multiple preclinical models and certain prospective and retrospective clinical studies, PEDD with SmartValve has been shown to improve therapy uptake and tumor response. Additionally, we have conducted Phase I clinical trials of a novel product candidate, nelitolimod (a TLR9 agonist), which has the potential to enhance immune system response, when delivered via PEDD, in the treatment of locally-advance pancreatic adenocarcinoma (LA-PDAC) and primary and secondary liver tumors. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibit the success of systemic therapies. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is intratumoral immunosuppression. Nelitolimod has shown a dual mechanism of action in some solid tumors: the alteration of the tumor microenvironment by reducing immunosuppressive myeloid derived suppressor cells and simultaneous activation of immune response and recruiting T-cells to the tumor, which may allow checkpoint inhibitors to work more effectively.
TriNav™ is the newest therapy delivery device with SmartValve technology for the proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020, and TriNav LV Infusion System, introduced in 2024. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval expired at the end of 2023. In 2023, we applied for a new technology Ambulatory Payment Classification ("APC") code with CMS and were granted a New Technology Healthcare Common Procedure Coding System ("HCPCS") code for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the APC code 5194 - Level 4 Endovascular procedures. The code became effective on January 1, 2024, and may be reported by hospital outpatient departments and ambulatory surgical centers. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE").
In 2021, we entered into a 5-year Alliance Program (the “MDACC Agreement”) with the University of Texas MD Anderson Cancer Center (“MDACC”) to serve as the lead investigators for the PERIO-01, PERIO-02, and PERIO-03 studies. The term of the agreement was for the later of (i) five years or (ii) until the applicable studies are completed.

Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach. Effective February 25, 2025, we modified and extended the MDACC Agreement payment terms with MDACC and added a sixth year. Effective May 27, 2025, we modified and extended our strategic collaboration agreement terms with The University of Texas M.D. Anderson Cancer Center.
Liquidity
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $26.8 million. The Company is still in its early stage, has a history of recurring operating losses, has yet to generate revenues sufficient to create positive cash flow and has an accumulated deficit of $298.2 million as of June 30, 2025. Without additional financing and based on our sales, operations and research and development plans, our management estimates that our existing cash and cash equivalents will be insufficient to fund our projected liquidity requirements for the next 12 months.
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
Our ability to fund future operations and to continue the execution of our long-term business plan and strategy will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. We have funded operations resulting in the cumulative net losses of $298.2 million, as of June 30, 2025, principally with proceeds from the sale of preferred stock, from the issuance of debt and convertible debt, and the closing of the Business Combination.
For the six months ended June 30, 2025, we issued $0.3 million of common stock for cash from the exercise of stock options. As described in Note (13) Standby Equity Purchase Agreement, we have the right but not the obligation, to sell up to $30.0 million of our Common Stock at our request under the Standby Equity Purchase Agreement, which we entered into with YA II PN, Ltd. ("Yorkville") on October 2, 2023 (the "SEPA"), subject to terms and conditions specified in the agreement. For the six months ended June 30, 2025, we sold no shares of common stock under the SEPA.
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
On April 30, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell to the Purchasers in a private placement (the “Private Placement”) an aggregate of 5,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $4.00 per share.
The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties. In connection with the Private Placement, the Company and the Purchasers entered into a registration rights agreement (the “Registration Rights Agreement”) at the closing, pursuant to which the Company granted certain registration rights to the Purchasers with respect to their Shares (as further described below). In addition, the Company committed to use commercially reasonable efforts to satisfy all of its obligations set forth in the Support Agreements (as defined below). The Company and its directors and officers agreed, for a period of 60 days after the date of the Purchase Agreement, to customary lock-up and clear market provisions, as applicable, subject to certain exceptions. The Private Placement closed on May 2, 2025. The

Company received aggregate gross proceeds from the Private Placement of approximately $22.0 million, before deducting estimated offering fees and expenses payable by the Company.
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
(2)    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The interim unaudited condensed consolidated financial statements are comprised of the condensed financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024, Condensed Consolidated Balance Sheet is derived from the audited balance sheet included in the Annual Report on Form 10-K for the year ended December 31, 2024. A summary of our significant accounting policies is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments by us, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized below.
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

The following table summarize the effects and modification of the revision on our previously issued interim unaudited condensed consolidated financial statements for the six months ended June 30, 2024 (in thousands, except net loss per share) for associated activity all of which occurred through March 31, 2024:

Condensed Consolidated Statement of Operations	As Previously Stated	Adjustments	As Revised
Six Months Ended June 30, 2024	06/30/24	06/30/24	06/30/24
Research and development expenses	$10,523	(13)	$10,510
Loss from operations	(19,859)	13	$(19,846)
Net loss available to common stockholders	(17,551)	13	$(17,538)
Net loss attributable to common stockholders	(19,153)	13	$(19,140)
Net loss per share, basic and diluted	(0.81)	—	(0.81)
Weighted average common shares outstanding, basic and diluted	23,613,243	23,613,243	23,613,243

Condensed Consolidated Statement of Cash Flows	As Previously Stated	Adjustments	As Revised
Six Months Ended June 30, 2024
Net loss	$(17,551)	$13	$(17,538)
Depreciation and amortization	382	(13)	369
Net cash used in operating activities	(24,289)	—	$(24,289)
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
(d)Accounts Receivable and Customer Concentrations
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our accounts receivable balances were $5.6 million and $5.1 million as of June 30, 2025 and December 31, 2024 and $3.6 million as of January 1, 2024, respectively. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience, as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We did not incur any credit losses for the six months ended June 30, 2024

The following table summarizes the credit losses accounts activity for the six months ended June 30, 2025:

June 30, 2025
Beginning Balance	$187
Amount charged (recovered) to costs and expenses	(96)
Write-off of uncollectible receivables	—
Ending Balance	$91
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
(i)Warrant Liabilities
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
In connection with the Business Combination, we assumed warrants to purchase common stock. The warrants include the Public Warrants, Private Placement Warrants and Working Capital Warrants. We value the liability for all of the warrants based on the trading price of the publicly held warrants. See Notes (4) Financial Instruments and (9) Warrants for further discussion.
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
(k)Contingent Earnout Liability
In connection with the execution of the Merger Agreement, MTAC entered into a sponsor support agreement (the “Sponsor Support Agreement”) with MedTech Acquisition Sponsor LLC (the "Sponsor”), Legacy TriSalus and MTAC’s directors and officers (the Sponsor and MTAC’s directors and officers, collectively, the “Sponsor Holders”). Pursuant to the Sponsor Support Agreement, 3,125,000 shares of common stock in the Company ("Common Stock") held by the Sponsor Holders immediately after the Closing Date (such shares, the “Sponsor Earnout Shares”) became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the 5th anniversary of the Closing Date (the “Earnout Period”). The Sponsor Earnout Shares are classified as a liability in the Company’s Consolidated Balance Sheets because they do not qualify as being indexed to the Company’s own stock. The earnout liability was initially measured at fair value at the Closing Date using a Monte Carlo simulation of our future stock price and is subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded in the Condensed Consolidated Statements of Operations. See Notes (4) Financial Instruments and (8) Contingent Earnout Liability for further detail.

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
i.Identify the contract — We do not maintain long-term contracts with our customers. Typically, customers will submit a purchase order to us for delivery of a quantity of our products, which incorporate enforceable rights and obligations constituting the contract with the customer.
ii.Identify the performance obligation — Our performance obligation is to deliver the ordered products in accordance with the terms of the purchase order, which constitutes a single performance obligation. We do not have any on-going service obligation after delivery and only offer our customers an assurance-type warranty, which provides assurance the product will work as intended.
iii.Determine the transaction price — We maintain a single sales price for each of our products, which is generally fixed. For customers with rebate agreements, the rebates are accounted for within a contra-revenue account at the time the rebate milestone is achieved. We do not have a history of any significant refunds, allowances or other concessions provided to our customers from the agreed-upon sales price after delivery of the product. Refunds, allowances or other concessions are accounted for as a reduction of revenue.
iv.Allocate the transaction price — We do not have multiple performance obligations to complete when we fulfill a purchase order, as such, the transaction price is allocated fully to the units being sold.
v.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Ex Works; therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order specifies alternate shipping terms, usually DAP (delivery at place). In those cases, we defer revenue recognition until we are assured the units have been delivered and control has transferred to the customer. Our sale team is able to make in-person sales. When this occurs, the revenue in not recognized until we receive a Purchase Order ("P.O.") from the customers, with the inventory treated as consignment until the time receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation; therefore, the costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized rebates of $0.2 million and $0.4 million, respectively, in the three and six months ended June 30, 2025compared to $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2024.
(p)Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external service we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod for the six months ended June 30, 2025 and 2024. See Note (11) Dynavax Purchase for further discussion of Dynavax.
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
(r)Advertising
Advertising expense, which is included in sales and marketing costs, is expensed as incurred, and expense for the three and six months ended June 30, 2025 were $0.4 million and $0.6 million, respectively, and three and six months ended June 30, 2024 was $0.2 million and $0.3 million, respectively.
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
The Company recognizes the effect of income tax positions when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Through June 30, 2025, management determined that no uncertain tax positions have been taken or are expected to be taken that could have a material effect on the Company’s income tax liabilities.
(t)Net Loss per Share
Net loss per share is calculated using the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Warrants, convertible preferred stock, stock options, and restricted stock units, as described in Notes (9) Warrants, (14) Convertible Preferred Stock, and (16) Share-Based Compensation, are considered to be common stock equivalents. Potentially dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. As we reported a net loss for the three and six months ended June 30, 2025 and 2024, all potentially dilutive shares were excluded from net loss per share in both periods. See Note (15) Net Loss Per Share for further details.
(u)Recent Accounting Pronouncements
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
(4)    Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, trade accounts payable, tranche and warrant liabilities to purchase preferred stock, the contingent earnout liability and the warrant liability and revenue based redemption liability related to the Initial OrbiMed Credit Agreement. The carrying values of these financial instruments (other than the contingent earnout liability, tranche liabilities, revenue based redemption liability, and warrant liabilities, which are held at fair value) approximate fair value through the use of publicly available market prices as of June 30, 2025, and December 31, 2024. In general, asset and liability fair values are determined using the following categories:
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
The carrying amount of our outstanding SPAC warrants liabilities was $9.3 million and $7.9 million, respectively, at June 30, 2025 and December 31, 2024. The carrying amount of outstanding earnout liability was $7.5 million and $7.4 million, respectively, at June 30, 2025 and December 31, 2024. The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the contingent earnout liability and SEPA derivative liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3 inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
On October 2, 2023, we entered into the SEPA with Yorkville. Upon execution of the SEPA, we determined the fair value of the SEPA derivative liability to be $0.2 million based on a scenario-based model. See Note (12) Standby Equity Purchase Agreement for further discussion. We determined the fair value of the SEPA derivative liability to be $3 thousand and $0.1 million, respectively, at June 30, 2025 and December 31, 2024; we recorded the change in fair value in other income (expense).
In connection with the debt closing with OrbiMed on April 30, 2024, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock, with the initial exercise price of $9.5562 (the "Initial OrbiMed Warrant") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended June 30, 2025, the exercise price was adjusted to $8.8398 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.16 million in the aggregate. On August 15, 2024, at OrbiMed's request, the Initial OrbiMed warrant was split into two separate warrants ("Substitute Warrant Certificate #1" and "Substitute Warrant Certificate #2" and, together, the "OrbiMed Warrants") held by two of OrbiMed's operating entities; one for 92,801 common shares and second for 38,004 common shares, with no change to the related terms and conditions.
In connection with the First Delayed Draw Term Loan Commitment draw on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrant"), with the initial exercise price of $5.4787, or approximately $0.5 million. In the three months ended June 30, 2025, the exercise price was adjusted to $5.3322 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $0.5 million in the aggregate. The Subsequent OrbiMed Warrant expires on February 18, 2032 (See Notes (9) Warrants and (13) Debt for more information on the OrbiMed Credit Agreement). The Subsequent OrbiMed Warrant collectively with the Initial OrbiMed Warrant (the "OrbiMed Warrants") are accounted for as a liabilities under ASC 815, Derivatives and Hedging, Contracts in Equity's Own Equity ("ASC 815-40").
We use a Black-Scholes option pricing model to estimate the fair value of the OrbiMed Warrant, as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including potential change in control outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the condensed statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilizes of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business. We determined the fair value of the OrbiMed Warrant liability to be $0.7 million and $0.4 million, respectively, at June 30, 2025 and December 31, 2024, and recorded the adjustment to the change in fair value of SEPA, warrant, and revenue base redemption liabilities.
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
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA derivative liability, and revenue base redemption liability for the six months ended June 30, 2025:

Warrant Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2025
Public Warrants - Level 1	$1,927	$333	$—	$2,260
Private Placement Warrants - Level 2	4,872	841	—	5,713
Working Capital Warrants - Level 2	1,100	190	—	1,290
Total	$7,899	$1,364	$—	$9,263

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2025
Contingent earnout liability	$7,401	$121	$—	$7,522
SEPA derivative liability	$55	$(52)	$—	$3
OrbiMed Warrants liability	$362	$3	$366	$731
Revenue base redemption liability	$507	$(149)	$—	$358

The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA derivative liability, and revenue base redemption liability for the six months ended June 30, 2024:

Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2024
Public Warrants - Level 1	$9,855	$4,068	$(11,068)	$2,855
Private Placement Warrants - Level 2	5,871	2,204	(855)	7,220
Working Capital Warrants - Level 2	1,190	440	—	1,630
Total	$16,916	$6,712	$(11,923)	$11,705

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2024
Contingent earnout liability	$18,632	$(9,701)	$—	$8,931
SEPA derivative liability	$185	$209	$—	$394
Initial OrbiMed Warrant liability	$—	$(413)	$811	$399
Revenue base redemption liability	$—	$(13)	$729	$715
(5)    Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash, as presented in the Condensed Consolidated Statements of Cash Flows, consisted of the following:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$26,490	$8,525
Restricted cash (included in Other assets)	350	350
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$26,840	$8,875
Restricted cash of $350 is held by our bank to support our corporate credit card program.
(6)    Inventory
The components of inventory are summarized as follows:

	June 30, 2025	December 31, 2024
Raw materials	$1,674	$1,338
Finished goods	2,194	2,720
Reserve for obsolete inventory	(61)	(10)
Inventory, net	$3,807	$4,048

(7)    Accrued Liabilities
Accrued Liabilities consists of the following:

	June 30, 2025	December 31, 2024
Accrued liabilities - general	$2,230	$1,850
Accrued liabilities - clinical trials	1,773	2,297
Accrued incentives	1,346	2,094
Accrued payroll	1,271	718
Accrued vacation	400	362
Accrued taxes	58	34
Total accrued liabilities	$7,078	$7,355
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
The estimated fair value of the contingent earnout liability on the Closing Date, August 10, 2023, was $28.9 million, based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $7.5 million and $7.4 million, respectively, as of June 30, 2025 and December 31, 2024. This remeasurement resulted in the recording of a gain of $0.7 million and a loss of $0.1 million, respectively, for the three and six months ended June 30, 2025 compared to a gain of $13.7 million and $9.7 million, respectively, for the three and six months ended June 30, 2024, classified as change in fair value of contingent earnout liability in the Condensed Consolidated Statements of Operations. Assumptions used in the valuation are described below:

	June 30, 2025	December 31, 2024
Current stock price	$5.45	$5.01
Expected share price volatility	70.0%	70.0%
Risk-free interest rate	3.7%	4.3%
Expected term (years)	3.11	3.61
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(9) Warrants
Warrants that have not been tendered for exchange and outstanding at June 30, 2025, and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	130,805
Total warrants	7,402,541	7,311,278
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, we assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of June 30, 2025 and December 31, 2024, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation.
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
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2025 and December 31, 2024, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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
At the close of the Business Combination, the fair values of the Public Warrants, Private Placement Warrants, and Working Capital Warrants were $1.5 million, $0.9 million, and $0.2 million, respectively. As of June 30, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.3 million, $5.7 million, and $1.3 million, respectively. As of December 31, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.9 million, $4.9 million, and $1.1 million. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrant is equivalent to that of each Public Warrant.
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
The following table summarizes activity in the Public Warrants, Private Placement Warrants, Working Capital Warrants and Exchange Warrants in the six months ended June 30, 2025 and 2024.

Series	Balance at December 31, 2024	Exchanges	Issuances	Retirements / Conversions	Balance at June 30, 2025
Public Warrants	1,751,825	—	—	—	1,751,825
Private Placement Warrants	4,428,648	—	—	—	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000

Series	Balance at December 31, 2023	Exchanges	Issuances	Retirements / Conversions	Balance at June 30, 2024
Public Warrants	8,281,779	—	—	(6,529,954)	1,751,825
Private Placement Warrants	4,933,333	—	—	(504,685)	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
OrbiMed Warrants
In connection with the closing of the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (the "Exercise Price") per share, or approximately $1.25 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a "cashless" exercise. In the three months ended June 30, 2025, the exercise price was adjusted to $8.8398 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.16 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts, if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent OrbiMed Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. In connection with the First Delayed Draw Term Loan Commitment draw on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrant"), with the initial exercise price of $5.4787, or approximately $0.5 million. In the three months ended June 30, 2025, the exercise price was adjusted to $5.3322 per share pursuant to the terms of the Subsequent OrbiMed Warrant, or approximately $0.49 million in the aggregate. The Subsequent OrbiMed Warrant expires on February 18, 2032.
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
Additionally, the OrbiMed Warrants are subject to customary price-based anti-dilution protections, such that, in certain circumstances, if we issue shares of our common stock below the current exercise price of the Initial OrbiMed Warrant, the exercise price of the OrbiMed Warrants will be adjusted downward based on such issuance. As a result of any adjustments, the amount of proceeds we receive from the exercise of the OrbiMed Warrants would be less than the amount we would receive immediately prior to such adjustment. In the three months ended June 30, 2025, the exercise price of the Initial OrbiMed Warrant was adjusted to $8.8398 per share, while the Subsequent OrbiMed Warrant was adjusted to an exercise price of $5.3322.
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

The fair value of the Initial OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	June 30, 2025	December 31, 2024
Expected term (years)	5.8	6.3
Risk free interest rate	3.9%	4.5%
Expected volatility	70.0%	70.0%
Dividend yield	0	0
Exercise price	$8.8398	$9.3722
Stock price	$5.45	$5.01
The fair value of the Subsequent OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	June 30, 2025	February 18, 2025
Expected term (years)	6.6	7.0
Risk free interest rate	4.0%	4.1%
Expected volatility	70.0%	70.0%
Dividend yield	0	0
Exercise price	$5.3322	$5.4787
Stock price	$5.45	$5.69
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
Based on our full valuation allowance against the net deferred tax assets, our effective federal tax rate for the calendar year is zero, and we recorded an immaterial income tax expense in the three and six months ended June 30, 2025 and 2024. We continue to believe it is more likely than not that some or all of the benefits from its deferred tax assets will not be realized, and accordingly, believe a valuation allowance is still warranted on these assets. Management assesses the available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. If we conclude it is more likely than not that a portion, or all, of our deferred tax assets will not be realized, the deferred tax asset is reduced by a valuation allowance. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the ability to consider other subjective positive evidence. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income change or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight is given to subjective evidence such as future growth. We evaluate the appropriateness of its valuation allowance on a quarterly basis.
On July 04, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes include the allowance of immediate expensing of qualifying research and development expenses and permanent extension of certain provisions within the Tax Cuts and Jobs Act. We are in the process of evaluating the impact of the Act to our condensed consolidated financial statements.
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
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three and six months ended June 30, 2025 and 2024, we made no payments to Dynavax.
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
As described in Note (2) Summary of Significant Accounting Policies, the SEPA is accounted for as a derivative and is recognized as a liability measured at fair value in accordance with ASC 820. We intend to utilize the SEPA to access capital to fund our operations. We did not issue any Advances during three and six months ended June 30, 2025.
The estimated fair value of the SEPA liability on December 31, 2024, was $0.1 million, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of $3.1 thousand as of June 30, 2025, and is classified within other long-term liabilities in the Condensed Consolidated Balance Sheets. This remeasurement resulted in the recognition of a gain of $0.02 million and $0.05 million for three and six months ended June 30, 2025, classified as change in fair value of SEPA, tranche and warrant liabilities in the Condensed Consolidated Statement of Operations. Assumptions used in the valuation are described below:

Valuation assumptions:	June 30, 2025	December 31, 2024
Expected draws	$2,000	$2,000
Expected probability of draws	5%	90%
Risk-free interest rate	4.3%	4.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)total expected draws of $2.0 million, respectively, at June 30, 2025, and December 31, 2024 through the issuance of multiple separate advances under the Option 2 Pricing Period at June 30, 2025 and December 31, 2024;
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
As of June 30, 2025, we were in compliance with the Product Revenue Base requirement and no repayments were required.
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
During the three months ended June 30, 2025, we recognized interest of $1.2 million related to the Term Loan, of which $0.3 million was recorded as PIK interest. The remaining $0.9 million was paid in cash to OrbiMed. We also expensed $0.2 million of the capitalized debt issuance costs, which was charged to non-cash interest, and we accreted $0.1 million of the exit fee which will be due at the termination of the Initial Term Loan.

The following table summarizes activity within the Term Loan for the six months ended June 30, 2025:

OrbiMed Debt
Initial draw	$25,000
Debt issuance costs
Cash issuance costs	$(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	486
PIK interest	604
Accretion of exit fee liability	127
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	362
PIK interest	584
Accretion of exit fee liability	131
Balance at June 30, 2025	$32,274
(14)    Convertible Preferred Stock
Series A Convertible Preferred Stock
At the Closing Date on August 10, 2023, we issued 4,015,002 shares of Series A Convertible Preferred Stock at a purchase price of $10.00 per share for an aggregate purchase price of $40.2 million, pursuant to separate subscription agreements dated June 7, 2023, and July 4, 2023 (collectively, the “Subscription Agreements”).
As of June 30, 2025, we are authorized to issue up to 10,000,000 shares of preferred stock with 6,405,998 shares available for issuance. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of June 30, 2025, total undeclared cumulative dividends were $5.4 million. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
(iv)Liquidation Preferences
The terms of the Series A Convertible Preferred Stock provide for liquidation preferences in the event of a change in control, liquidation, dissolution, or certain other fundamental transactions of the Company (a “Liquidation Event”), none of which were deemed probable as of June 30, 2025. The Liquidation Preferences of $10.00 per share, plus all unpaid dividends, are payable prior to payment to any class of capital stock that is junior to the Series A Convertible Preferred Stock.
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
The following table summarizes activity in Series A Convertible Preferred Stock, if-converted, in the six months ended June 30, 2025.

Series	Balance at December 31, 2024	Issuances	Retirements / Conversions	Balance at June 30, 2025
Series A convertible preferred stock (assuming maximum conversion)	25,048,584	—	(2,457,715)	22,590,869
Total convertible preferred stock	25,048,584	—	(2,457,715)	22,590,869
On June 23, 2025, we commenced an offer (the “Offer”) to all holders of preferred stock shares to receive 3.3 shares of common stock of the Company in exchange for each preferred stock share tendered by the holder and exchanged pursuant to the Offer. The Offer expired at one minute after 11:59 p.m., Eastern Daylight Time, on July 23, 2025. We were advised that approximately 98.8% of the outstanding shares of preferred stock shares were validly tendered through the Offer and not withdrawn prior to the Expiration Date, and were accepted for exchange. Including the remaining preferred stock shares not tendered through the Offer, all preferred stock shares were converted for common stock shares on July 31, 2025, resulting in the issuance of 11,813,059 common stock shares.
(15) Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock participates in any dividends declared, if any, by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incurred net losses, we allocate no loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. Because we have reported net losses for the six months ended June 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for those periods.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	June 30,
	2025	2024
Preferred stock	22,590,869	25,237,155
Common stock warrants	7,402,541	14,345,917
RSUs and PSUs	671,803	544,988
Options to purchase common stock	5,434,039	4,866,070
Shares issuable under the SEPA	3,468,998	4,510,704
Total	39,568,250	49,504,834
As a result of the Offer related to the Preferred Stock, the Preferred Stock will be completely converted to Common Stock before the quarter-end September 30, 2025 and will no longer be considered a potentially dilutive security. See Note (14) Convertible Preferred Stock for further details.
(16)    Share-Based Compensation
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees and consultants, including our executive officers and directors. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan has not be used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. Historically, we have used options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increase relative to the option’s exercise price, which exercise price is set at the fair market value of the underlying equity securities on the grant date.
The 2009 Plan and the 2023 Plan are administered by our chief executive officer and chief financial officer, who act on the recommendation of managers of the Company to select the individuals to whom the awards will be granted and to determine the amount and vesting period for the grants. All grants are subject to approval by the board of directors.
As of June 30, 2025, the balances under the two plans are below.

	June 30, 2025
	Authorized	Outstanding	Available for Issue
2009 Plan	1,206,450	1,206,450	—
2023 Plan	10,077,467	4,899,392	5,178,075
Total	11,283,917	6,105,842	5,178,075
2009 Equity Incentive Plan
As of June 30, 2025, there were in total 1,172,771 stock options and 33,679 RSUs issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan (see below). Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
As of June 30, 2025, we had unrecognized compensation expense of $0.4 million and $0.2 million, respectively, for options and RSUs granted under the 2009 Plan. The June 30, 2025 balance will be recognized over a weighted average period of 0.9 years.
2023 Equity Incentive Plan
As of June 30, 2025, there were in total 4,261,268 stock options and 638,124 RSUs and PSUs issued and outstanding under the 2023 Plan. Under the 2023 Plan, the Company’s Board may grant equity-based incentive awards to employees, consultants and other service providers of the Company and its affiliates within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025, the authorized shares under the 2023 Plan increased by 2,383,545 shares to 10,350,022. Options for 45,167 shares of Common Stock were exercised during the six months ended June 30, 2025. During the six months ended June 30, 2025, we granted 1,282,314 options with a weighted average fair value of $5.30, and 487,546 restricted stock units, net of forfeitures, with a weighted average fair value of $5.32.
As of June 30, 2025, we had unrecognized compensation expense of $10.7 million and $3.6 million, respectively, for options and RSUs & PSUs granted under the 2023 Plan. The balance at June 30, 2025, will be recognized over a weighted average period of 2.7 years.
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
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. Initially, 2,350,530 shares of Common Stock were reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the Fully Diluted Common Stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025, the authorized shares under ESPP increased by 953,418 shares to 3,303,948
During the six months ended June 30, 2025, 49,939 shares were purchased in an offering under the ESPP.
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
(18) Leases
We have two property leases in effect as of June 30, 2025, which we account for as operating leases:
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
On July 17, 2024, we exercised one of the two options to extend the current lease for the Westminster facility for an additional period of five years commencing on January 1, 2027, and ending on December 31, 2031 ("Second Extended Lease Term"). All terms and conditions of the lease shall continue to apply during the Second Extended Lease Term. We will pay approximately $1.5 million in rent over the duration of the Second Extended Lease Term.

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
In 2020, we launched TriNav™, our therapeutic and embolic delivery device with SmartValve technology for our proprietary PEDD approach. Current sales consist of the TriNav Infusion System, introduced in 2020. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System (HCPCS) code for procedures involving the TriNav® Infusion System. This code became effective on January 1, 2024, and may be reported by hospital outpatient departments (HOPDs) and ambulatory surgical centers (ASCs) for the Company to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE").
In 2024, we expanded our portfolio of PEDD devices with the launch of the TriNav LV Infusion System and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is targeted for patients with vessels sized between 3.5 and 5.0mm and is expected to provide a full range of PEDD devices for all vessel sizes and allow us to expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining, and reverse curve design to support femoral access for the TriNav LV, which we believe will enhance procedural efficiency. In June 2025, we launched an additional PEDD device, TriNav

FLX, designed with a more flexible distal tip to facilitate navigation through tortuous anatomy. These new products are eligible for the same HCPCS reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures. In the second quarter of this year,
We also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intends to enroll 100 patients across ten leading academic sites. It is estimated that approximately 5% of adults have multinodular goiters, and the prevalence in adults over 50 is estimated to be up to 50%. We estimate that this could expand the addressable market by approximately 50,000 procedures, representing an incremental $400.0 million market opportunity. This new procedure utilizing the TriNav system is also eligible for the same Healthcare Common Procedure Coding System (HCPCS) reimbursement code allowing for seamless integration into current billing approaches.
We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immune-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the ability and value of our PEDD technology. We have completed Phase I dose escalation (UMLM and LA-PDAC) and Phase Ib (ICC/HCC) clinical trials for nelitolimod. Due to physician and investigator interest, we are supporting two IIT studies, one in patients with advanced HCC in combination with durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Based on the changing landscape for second line treatment of uveal melanoma, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-03 Phase I dose escalation in LA-PDAC has completed enrollment and we anticipate data from the study will be available sometime in 2025, and will begin discussions for a pharmaceutical partner for further clinical development.
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
The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers, indemnification rights and other obligations of the parties. In connection with the Private Placement, the Company and the Purchasers entered into a registration rights agreement (the “Registration Rights Agreement”) at the closing, pursuant to which the Company granted certain registration rights to the Purchasers with respect to their Shares (as further described below). In addition, the Company committed to use commercially reasonable efforts to satisfy all of its obligations set forth in the Support Agreements (as defined below). The Company and its directors and officers have agreed, for a period of 60 days after the date of the Purchase Agreement, to customary lock-up and clear market provisions, as applicable, subject to certain exceptions.
The Private Placement closed on May 2, 2025. The Company received aggregate gross proceeds from the Private Placement of approximately $22.0 million, before deducting estimated offering fees and expenses payable by the Company.
Series A Convertible Preferred Stock
On June 23, 2025, we commenced an offer (the “Offer”) to all holders of preferred stock shares to receive 3.3 shares of common stock of the Company in exchange for each preferred stock share tendered by the holder and exchanged pursuant to the Offer. The Offer expired at one minute after 11:59 p.m., Eastern Daylight Time, on July 23, 2025. We were advised that approximately 98.8% of the outstanding shares of preferred stock shares were validly tendered and not withdrawn prior to the Expiration Date, and were accepted for exchange. Including the remaining preferred stock shares not tendered through the Offer, all preferred stock shares were converted on July 31, 2025, resulting in the issuance of 11,813,059 common stock shares.
One Big Beautiful Bill Act
On July 04, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes include the allowance of immediate expensing of qualifying research and development expenses and permanent extension of certain provisions within the Tax Cuts and Jobs Act. We are in the process of evaluating the impact of the Act to our condensed consolidated financial statements.
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
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. We recognized $0.2 million and $0.4 million, respectively, of rebates for three and six months ended June 30, 2025.
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

Results of Operations:
The following table sets forth our Condensed Consolidated Statements of Operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Percent of Revenue
	2025	2024	2025	2024
Revenue	$11,213	$7,364	100.0%	100.0%
Cost of goods sold	1,802	912	16.1%	12.4%
Gross profit	9,411	6,452	83.9%	87.6%
Operating expenses:
Research and development	3,923	4,666	35.0%	63.4%
Sales and marketing	7,163	6,004	63.9%	81.5%
General and administrative	5,657	3,956	50.5%	53.7%
Loss from operations	(7,332)	(8,174)	(65.4)%	(111.0)%
Interest income	134	97	1.2%	1.3%
Interest expense	(1,423)	(877)	(12.7)%	(11.9)%
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(330)	(9,016)	(2.9)%	(122.4)%
Change in fair value of contingent earnout liability	700	13,689	6.2%	185.9%
Other expense, net	(40)	(44)	(0.4)%	(0.6)%
Loss before income taxes	(8,291)	(4,325)	(73.9)%	(58.7)%
Income tax benefit (expense)	3	(7)	—%	(0.1)%
Net loss available to common stockholders	$(8,288)	$(4,332)	(73.9)%	(58.8)%
Undeclared dividends on Series A preferred stock	$(714)	$(801)	(6.4)%	(10.9)%
Net loss attributable to common stockholders	$(9,002)	$(5,133)	(80.3)%	(69.7)%

	Six Months Ended June 30,		Percent of Revenue
	2025	2024	2025	2024
Revenue	$20,380	$13,821	100.0%	100.0%
Cost of goods sold	3,297	1,883	16.2%	13.6%
Gross profit	17,083	11,938	83.8%	86.4%
Operating expenses:
Research and development	7,219	10,510	35.4%	76.0%
Sales and marketing	13,897	12,691	68.2%	91.8%
General and administrative	10,628	8,583	52.1%	62.1%
Loss from operations	(14,661)	(19,846)	(71.9)%	(143.6)%
Interest income	208	189	1.0%	1.4%
Interest expense	(2,632)	(880)	(12.9)%	(6.4)%
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(1,165)	(6,495)	(5.7)%	(47.0)%
Change in fair value of contingent earnout liability	(120)	9,701	(0.6)%	70.2%
Other expense, net	(291)	(197)	(1.4)%	(1.4)%
Loss before income taxes	(18,661)	(17,528)	(91.6)%	(126.8)%
Income tax expense	(2)	(10)	—%	(0.1)%
Net loss available to common stockholders	$(18,663)	$(17,538)	(91.6)%	(126.9)%
Undeclared dividends on Series A preferred stock	$(1,426)	$(1,602)	(7.0)%	(11.6)%
Net loss attributable to common stockholders	$(20,089)	$(19,140)	(98.6)%	(138.5)%

Comparison of the Three Months Ended June 30, 2025, and 2024
Revenue
Revenue increased by $3.8 million, or 52.3% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in revenue was due to a 52.5% increase based on the units of TriNav sold and the introduction of a price increase.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.9 million, or 97.6% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $3.0 million, or 45.9% for the three months ended June 30, 2025, and gross margin decreased to 83.9% from 87.6% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in gross profit was due primarily to the increase in sales volume. The year-over-year decline in gross margin was primarily driven by lower manufacturing efficiency associated with newly launched products, a dynamic we expect to improve as production scales and processes mature over the course of the year.
Operating Expenses
Research and Development
R&D expenses decreased by $0.7 million, or 15.9% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily driven by a $0.7 million reduction of clinical trial expenses related to nelitolimod.
Sales and Marketing
Sales and marketing expenses increased by $1.2 million, or 19.3% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The changes was due primarily to a $0.8 million increase in the sales and marketing department headcount and a $0.2 million increase in utilizing consultants during the three months ended June 30, 2025 compared to the same period in the prior year.
General and Administrative
General and administrative expenses increased by $1.7 million, or 43.0%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to professional services as a result of the timing of various filing and audit related expenses.
Interest Expense
Interest expense increased by $0.5 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was due to our usage of the OrbiMed Credit Agreement throughout the three months ended June 30, 2025 compared to the prior year period as we entered into the OrbiMed Credit Agreement on April 30, 2024.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The fair value of the SEPA, warrant, and revenue base redemption liabilities resulted in a change of $8.7 million as a result of a loss of $0.3 million in the three months ended June 30, 2025, compared to a loss of $9.0 million in the three months ended June 30, 2024. The change was primarily due to the increase of the warrant price on the open market and the additions of the Subsequent OrbiMed Warrant as a result of the First Delayed Draw.
Change in Fair Value of Contingent Earnout Liability
The fair value of earnout liability resulted in a change of $13.0 million as a result of a gain of $0.7 million in the three months ended June 30, 2025, compared to a gain of $13.7 million for the three months ended June 30, 2024. This is mainly due to the change in the market price of the underlying common stock.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue
Revenue increased by $6.6 million, or 47.5% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in revenue was due to a 48.4% increase based on the units of TriNav sold and the introduction of a price increase effective March 1, 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $1.4 million, or 75.1% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in cost of goods sold was primarily due to higher production volumes to support our increased revenue.
Gross profit increased by $5.1 million, or 43.1% for the six months ended June 30, 2025, and gross margin decreased to 83.8% from 86.4% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in gross profit was due primarily to the increase in sales volume. The year-over-year decline in gross margin was primarily driven by lower manufacturing efficiency associated with lower production volumes for a planned shut down during the current period.
Operating Expenses
Research and Development
R&D expenses decreased by $3.3 million, or 31.3% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily driven by a $2.1 million reduction of clinical trial expenses related to nelitolimod and a decrease in headcount-related expenses of $0.9 million.
Sales and Marketing
Sales and marketing expenses increased by $1.2 million, or 9.5% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The change was due primarily to a $1.2 million increase in the sales and marketing department headcount during the three months ended June 30, 2025 compared to the same period in the prior year.
General and Administrative
General and administrative expenses increased by $2.0 million, or 23.8%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to professional services as a result of the timing of various filing and audit related expenses.
Interest Expense
Interest expense increased by $1.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was due to our usage of the OrbiMed Credit Agreement throughout the six months ended June 30, 2025 compared to the prior year period as we entered into the OrbiMed Credit Agreement on April 30, 2024.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The fair value of the SEPA, warrant, and revenue base redemption liabilities resulted in a change of $5.3 million as a result of a loss of $1.2 million in the six months ended June 30, 2025, compared to a loss of $6.5 million in the six months ended June 30, 2024. The change was primarily due to the increase of the warrant price on the open market and the additions of the Subsequent OrbiMed Warrant as a result of the First Delayed Draw.
Change in Fair Value of Contingent Earnout Liability
The fair value of earnout liability resulted in a change of $(9.8) million as a result of a loss of $0.1 million in the six months ended June 30, 2025, compared to a gain of $9.7 million for the six months ended June 30, 2024. This is primarily due to the change in the market price of the underlying common stock.

Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $18.7 million for the six months ended June 30, 2025. We had cash and cash equivalents of approximately $26.5 million at June 30, 2025. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes, and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital. There can be no assurance that we will be able to raise such additional capital on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
During the six months ended June 30, 2025, we achieved the trailing 12-month Product Revenue Base of $30.0 million in January 2025 and were able to borrow the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million. As of June 30, 2025, the minimum cash requirement increased from $5.0 million to $10.0 million. On April 30, 2025, we raised gross proceeds of approximately $22.0 million through a Private Placement. Although these events have occurred, our existing cash and cash equivalents may not be sufficient to fund our projected liquidity requirements for at least the next 12 months from the date of this Quarterly Report, as the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Funding Requirements” below.
Cash Flows
Comparison of the Six Months Ended June 30, 2025, and June 30, 2024
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(11,819)	$(24,289)
Net cash used in investing activities	(621)	(126)
Net cash provided by financing activities	30,405	29,119
Increase in cash, cash equivalents and restricted cash	$17,965	$4,704
Cash Used in Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $11.8 million. The net cash used in operating activities consisted of net loss of $18.7 million, adjusted for non-cash charges totaling $6.6 million, primarily related to a loss on share-based compensation of $3.5 million, warrant and SEPA liabilities of $1.3 million, and debt expenses of $1.1 million related to paid-in-kind interest and amortization of debt issuance costs. The change in net operating assets and liabilities decreased $0.2 million, due primarily to a decrease in prepaid expenses offset by an increase in accounts receivable.
For the six months ended June 30, 2024, net cash used in operating activities was $24.3 million. The net cash used in operating activities consisted of net loss of $17.5 million, adjusted for non-cash charges totaling $0.2 million, primarily related to a loss on the adjustment of the fair value of the warrants to purchase preferred stock of $6.9 million, depreciation and amortization of $0.4 million and stock-based compensation expense of $2.4 million, partially offset a gain from the change in fair value of contingent earnout liability of $9.7 million. In addition, net operating assets and liabilities decreased $6.9 million driven by an increase in accounts payable and accrued liabilities, an increase in prepaid expenses, and an increase in accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities of $0.6 million for the six months ended June 30, 2025, was primarily due to purchases of property and equipment of $0.7 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $30.4 million for the six months ended June 30, 2025, consisted of primarily of $20.5 million, net of expenses, from the April 30, 2025 Private Placement and $9.5 million, net of expenses, from the First Delayed draw under the OrbiMed Credit Agreement.

Net cash provided by financing activities of $29.1 million for the six months ended June 30, 2024, consisted $6.7 million from the sale of 750,000 shares of common stock under the SEPA and $22.4 million, net of expenses, from the initial draw down under the OrbiMed Credit Agreement.
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
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note (1) Nature of Business to our unaudited condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of June 30, 2025.
Contractual Obligations and Commitments
Our contractual obligations as of June 30, 2025, include lease obligations of $2.1 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of June 30, 2025, and may be required to pay Dynavax up to an additional $158 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80 million upon achieving certain commercial milestones. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note (2) Summary of Significant Accounting Policies in the unaudited condensed consolidated financial statements accompanying this Quarterly Report. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2025, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2024, and our unaudited condensed consolidated financial statements for the three months ended June 30, 2024, management identified material weaknesses in our internal control over financial reporting with respect to:
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
Our management developed a remediation plan, and we have continued to take steps to remediate each of the material weaknesses described above. The remediation plan included hiring additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of June 30, 2025, we are in the process of hiring additional trained resources with such requisite experience or selected outside expert consultants. We will continue to evaluate the existing finance function experience and expertise to identify additional resource and application needs to aid in the remediation of the material weaknesses. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
3.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of TriSalus Life Sciences, Inc.	Form 8-K	001-39813	3.1	July 24, 2025
10.1#	Executive Employment Agreement, by and between the Company and David Patience, dated May 27, 2025	Filed herewith
10.2	Sign-on Bonus Agreement, by and between the Company and David Patience, dated May 27, 2025	Filed herewith
10.3#	Consulting Agreement, by and between the Company and David Patience, dated June 2, 2025	Filed herewith
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

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 2025.

TriSalus Life Sciences, Inc.

By:	/s/ David Patience
	Name:	David Patience
	Title:	Chief Financial Officer