Form 10-Q
period 2025-09-30
TriSalus Life Sciences, Inc.
filed 2025-11-13
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 49,964,311 shares of common stock outstanding as of November 10, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Should one or more of the risks or uncertainties described in this Quarterly Report occur or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. For a further discussion of these and other factors that could cause our future results, performance or transactions to differ significantly from those expressed in any forward-looking statement, please see the section titled “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report.
Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise their forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements
TriSalus Life Sciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$22,687	$8,525
Accounts receivable, net	5,000	5,087
Inventory, net	3,276	4,048
Prepaid expenses	2,365	3,009
Total current assets	33,328	20,669
Property and equipment, net	1,826	1,669
Right-of-use assets	890	1,210
Other assets	419	423
Total assets	$36,463	$23,971
Liabilities and Stockholders’ Deficit
Current liabilities
Trade payables	$3,784	$2,274
Accrued liabilities	6,773	7,355
Short-term lease liabilities	129	216
Other current liabilities	224	383
Total current liabilities	10,910	10,228
Long-term debt	32,764	22,084
Revenue base redemption liability	502	507
Long-term lease liabilities	1,231	1,329
Contingent earnout liability	4,997	7,401
Warrant and SEPA liabilities	12,784	8,316
Total liabilities	63,188	49,865
Commitments and contingencies
Stockholders’ deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; issued and outstanding, 0 and 3,985,002 shares at September 30, 2025, and December 31, 2024, respectively.	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; issued and outstanding, 49,891,299 and 31,279,264 shares at September 30, 2025, and December 31, 2024, respectively.	4	3
Additional paid-in capital	294,241	253,652
Accumulated deficit	(320,970)	(279,549)
Total stockholders’ deficit	(26,725)	(25,894)
Total liabilities and stockholders’ deficit	$36,463	$23,971
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$11,566	$7,349	$31,946	$21,170
Cost of goods sold	1,906	1,004	5,203	2,887
Gross profit	9,660	6,345	26,743	18,283
Operating expenses
Research and development (1)	5,176	4,219	12,395	14,729
Sales and marketing	6,839	6,138	20,736	18,829
General and administrative (1)	6,659	4,727	17,287	13,310
Loss from operations	(9,014)	(8,739)	(23,675)	(28,585)
Other income (expense)
Interest income	170	158	378	347
Interest expense	(1,460)	(1,142)	(4,092)	(2,022)
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(2,932)	4,974	(4,097)	(1,521)
Change in fair value of contingent earnout liability	2,524	2,360	2,404	12,061
Other expense, net	(94)	(13)	(385)	(210)
Loss before income taxes	(10,806)	(2,402)	(29,467)	(19,930)
Income tax benefit (expense)	(5)	3	(7)	(7)
Net loss	$(10,811)	$(2,399)	$(29,474)	$(19,937)
Series A Preferred Stock conversion inducement	$(18,516)	$—	$(18,516)	$—
Deemed dividend related to Series A Preferred Stock conversion	(11,947)	—	(11,947)	—
Undeclared dividends on Series A Preferred Stock	—	(803)	—	(2,405)
Net loss attributable to common stockholders	$(41,274)	$(3,202)	$(59,937)	$(22,342)

Net loss per common share, basic and diluted	$(0.96)	$(0.12)	$(1.72)	$(0.91)
Weighted average common shares outstanding, basic and diluted	43,057,632	26,501,597	34,858,162	24,588,500
(1) Amounts presented in prior 2025 interim periods have been revised in the year to date ended September 30, 2025 to align expense classification for the year to date period.
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
Nine months ended September 30, 2025 and 2024
(unaudited, in thousands, except share data)

	Nine months ended September 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	3,985,002	$—	31,279,264	$3	$253,652	$(279,549)	$(25,894)
Net loss	—	—	—	—	—	(10,375)	(10,375)
Exercise of options and vesting of restricted stock units	—	—	159,699	—	279	—	279
Issuance of common stock through employee stock purchase plan (2)	—	—	55,670	—	37	—	37
Stock-based compensation	—	—	—	—	1,583	—	1,583
Preferred stock conversion	(365,000)	—	777,829	—	—	—	—
Balance as of March 31, 2025	3,620,002	—	32,272,462	$3	$255,551	$(289,924)	$(34,370)
Net loss	—	—	—	—	—	(8,288)	(8,288)
Exercise of options and vesting of restricted stock units	—	—	155,051	—	56	—	56
Stock-based compensation (1)	—	—	—	—	2,517	—	2,517
Proceeds from sale of common stock	—	—	5,500,000	—	20,662	—	20,662
Preferred stock conversion	(26,000)	—	55,746	—	—	—	—
Balance as of June 30, 2025	3,594,002	$—	37,983,259	$3	$278,786	$(298,212)	$(19,423)
Net loss	—	—	—	—	—	(10,811)	(10,811)
Exercise of options and vesting of restricted stock units	—	—	45,042	—	88	—	88
Issuance of common stock through employee stock purchase plan (2)	—	—	49,939	—	50	—	50
Stock-based compensation	—	—	—	—	3,371	—	3,371
Preferred stock conversion	(3,594,002)	—	11,813,059	1	11,946	(11,947)	—
Balance as of September 30, 2025	—	$—	49,891,299	$4	$294,241	$(320,970)	$(26,725)
(1) Amount reflects $0.6 million related to 2024 bonus paid in 2025 in the form of stock-based compensation.
(2) The Company records the issuance of the shares when they are recorded by the transfer agent and as such, there could be timing differences between when the expense is recorded and shares are transferred.

	Nine months ended September 30, 2024
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	4,015,002	$—	26,413,213	$2	$222,437	$(249,504)	$(27,065)
Net loss	—	—	—	—	—	(13,206)	$(13,206)
Exercise of options and vesting of restricted stock units (3)	—	—	(4,941)	—	7	—	$7
Stock-based compensation	—	—	—	—	1,086	—	$1,086
Proceeds from sale of common stock	—	—	350,000	—	3,141	—	$3,141
Balance as of March 31, 2024	4,015,002	—	26,758,272	$2	$226,671	$(262,710)	$(36,037)
Net loss	—	$—	—	—	—	(4,332)	(4,332)
Exercise of options and vesting of restricted stock units	—	$—	1,191	—	5	—	5
Stock-based compensation	—	—	—	—	1,275	—	1,275
Proceeds from sale of common stock	—	—	400,000	—	3,602	—	3,602
Record exchange warrants	—	—	—	—	11,923	—	11,923
Record issuance costs	—	—	—	—	(1,699)	—	(1,699)
Balance as of June 30, 2024	4,015,002	—	27,159,463	$2	$241,777	$(267,042)	$(25,263)
Net loss	—	$—	—	—	—	(2,399)	(2,399)
Exercise of options and vesting of restricted stock units	—	—	660	—	2	—	2
Issuance of common stock through employee stock purchase plan (2)	—	—	49,939	—	278	—	278
Stock-based compensation	—	—	—	—	1,300	—	1,300
Proceeds from sale of common stock	—	—	1,116,591	1	5,647	—	5,648
Record exchange warrants	—	—	2,110,366	—	—	—	—
Preferred stock conversion	(30,000)	—	32,645	—	—	—	—
Balance as of September 30, 2024	3,985,002	$—	30,469,664	$3	$249,004	$(269,441)	$(20,434)
(3) Amount reflects 2,906 shares issued for option exercises and 7,847 shares returned from options exercised in 2023 to correct clerical error.
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2025 and 2024
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(29,474)	$(19,937)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	500	551
Non-cash lease expense	407	233
Change in fair value of SEPA, warrant and revenue base redemption liabilities	4,097	1,521
Change in fair value of contingent earnout liability	(2,404)	(12,061)
Paid-in-kind interest	800	377
Stock-based compensation expense	6,934	3,744
Allowance for credit losses	130	—
Loss on disposal of property and equipment	117	18
Amortization of debt issuance costs	767	434
Changes in operating assets and liabilities
Accounts receivable	(43)	(1,358)
Inventory, net	772	(1,455)
Prepaid expenses and other assets	648	(2,323)
Deposits	—	43
Operating lease liabilities	(107)	(238)
Trade payables and accrued liabilities	1,328	(4,685)
Net cash used in operating activities	(15,528)	(35,136)
Cash flows from investing activities
Purchases of property and equipment	(877)	(295)
Proceeds from the disposal of property and equipment	80	—
Net cash used in investing activities	(797)	(295)
Cash flows from financing activities
Proceeds from the issuance of common stock	22,211	12,586
Common stock issuance costs	(1,549)	—
Debt issuance costs	(520)	(2,593)
Proceeds from the issuance of debt	10,000	25,000
Payments on finance lease liabilities	(78)	(65)
Proceeds from the exercise of stock options for common stock	423	14
Net cash provided by financing activities	30,487	34,942
Increase (decrease) in cash, cash equivalents and restricted cash	14,162	(489)
Cash, cash equivalents and restricted cash, beginning of period	8,875	12,127
Cash, cash equivalents and restricted cash, end of period	$23,037	$11,638

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,528	$1,757
Cash paid for income taxes	$16	$4
Supplemental disclosures of non-cash items:
Prepaid warrant issuance costs	$—	$1,700
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$464
Fixed asset purchase through exchange of finance lease right-of-use asset	$85	$—
Derecognition of finance lease right-of-use asset	$(85)	$—
Non-cash capital expenditures included in accounts payable	$63	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)
(1)    Nature of Business and Basis of Presentation
On August 10, 2023 (the "Closing Date"), TriSalus Life Sciences, Inc., a Delaware corporation (the “Company,” “TriSalus,” “we,” “us”), formerly known as MedTech Acquisition Corporation (“MTAC”), consummated the previously announced merger pursuant to the Agreement and Plan of Merger by and between MTAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MTAC (“Merger Sub”) and TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.), a Delaware corporation (“Legacy TriSalus”), whereby Merger Sub merged with and into Legacy TriSalus with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, on August 10, 2023, Legacy TriSalus changed its name from TriSalus Life Sciences, Inc. to TriSalus Operating Life Sciences, Inc., and MTAC changed its name from MedTech Acquisition Corporation to TriSalus Life Sciences, Inc., the surviving company. Legacy TriSalus was deemed to be the accounting acquirer and predecessor company in the Business Combination.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In management’s opinion, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring items, considered necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission (" SEC"). Certain reclassifications have been made to the 2024 and 2025 condensed consolidated statements of stockholders’ deficit to conform to the presentation as of September 30, 2025. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025. The accompanying condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We invest excess cash primarily in money market funds. Restricted cash of $0.35 million is held in a separate account at our bank to support our corporate credit card program and is recorded in other assets on our condensed consolidated balance sheets.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates relate to the valuation of the OrbiMed warrant liability and the revenue base redemption liability (see Note 9), the contingent earnout liability (see Note 4), certain of our clinical expense accruals, and the valuation allowance on deferred tax assets.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our opening accounts receivable balance as of January 1, 2024 was $3.6 million. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience, as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. We did not incur any credit losses for the nine months ended September 30, 2025 and 2024.
Revenue Recognition
Our revenue is derived from the shipments of our Pressure Enabled Drug Delivery ("PEDD") infusion systems to our customers. Our customers are generally comprised of hospitals, clinics and physicians. Under ASC Topic 606, Revenue Recognition, we evaluate five steps to determine the appropriate timing and amount to recognize revenue. The five steps are:
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
iii.Determine the transaction price — We maintain a single sales price for each of our products, which is fixed. For customers with rebate agreements, the rebates are accounted for within a contra-revenue account at the time the rebate milestone is achieved. We do not have a history of any significant refunds, allowances or other concessions provided to our customers from the agreed-upon sales price after delivery of the product. Refunds, allowances or other concessions are accounted for as a reduction of revenue.
iv.Allocate the transaction price — We do not have multiple performance obligations to complete when we fulfill a purchase order, as such, the transaction price is allocated fully to the units being sold.
v.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Freight on Board (FOB) Shipping Point. Therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order specifies alternate shipping terms, usually FOB Destination. In those cases, we defer revenue recognition until the units have been delivered and control has transferred to the customer. Our sales team is able to make in-person sales. When this occurs, the revenue in not recognized until we receive a Purchase Order ("P.O.") from the customers, with the inventory treated as consignment until the time receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation. The costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized rebates of $0.2 million and $0.6 million, respectively, in the three and nine months ended September 30, 2025 compared to $0.1 million and $0.3 million, respectively, in the three and nine months ended September 30, 2024.
Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external services we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod for the three and nine months ended September 30, 2025 and 2024 (see Note 7).
In 2021, we entered into a 5-year Alliance Program (the “MDACC Agreement”) with the University of Texas MD Anderson Cancer Center (“MDACC”) to serve as the lead investigators for the PERIO-01, PERIO-02, and PERIO-03 studies. The term of the agreement was for the later of (i) five years or (ii) until the applicable studies are completed. Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach. Effective February 25, 2025, we modified our payment terms and extended the MDACC Agreement for an additional year.
We are required to estimate our expenses resulting from our obligations under agreements with vendors, consultants and contract research organizations, in connection with conducting R&D activities. The financial terms of these contracts are subject to negotiations, which vary from agreement to agreement and may result in payment flows that do not match the periods over which goods or services are provided. We reflect R&D expenses in our condensed consolidated financial statements by matching those expenses with the period in which services and efforts are incurred. We account for these expenses according to the progress of the agreements, along with preparation of financial models, taking into account discussions with research and other key personnel as to the progress of studies or other services being performed. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed. With the close out of some of our clinical studies related to nelitolimod, we recorded a charge of approximately $2.1 million during the three and nine months ended September 30, 2025.
Segment reporting
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
Liquidity and Going Concern
Under ASC 205, Presentation of Financial Statements, we are required to consider and evaluate whether there is substantial doubt that we have the ability to meet our obligation within one year from the issuance of the financial statements. This assessment also includes our consideration of any management plans to alleviate such doubts. We have reported liabilities greater than our assets as of September 30, 2025 and December 31, 2024, and had losses from operations and cash used in operating activities for the nine months ended September 30, 2025 and for the year ended December 31, 2024. We believe our current earnings, projections of future cash flows, financial condition, sources of liquidity and debt obligations raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these condensed consolidated financial statements. Our ability to fund future operations and to continue the execution of our long-term business plan and strategy will require that we raise additional capital through a combination of collaborations, strategic alliances and licensing arrangements, and issuance of additional equity and/or debt. While we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring clinical trials and capital expenditures, and reducing other operating costs. The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
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
Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in ASU 2023-06 update requirements in various disclosure areas, including the statement of cash flows, earnings per share, debt and equity. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation and Revenue from Contracts with Customers, which clarifies the guidance for accounting for share-based payments to customers, including the treatment of vesting conditions tied to customer purchases and the requirement to estimate forfeitures. ASU 2025-04 will become effective for us for annual periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact the adoption of this Update will have on our condensed consolidated financial statements.

(2)    Financial Instruments
Our financial instruments consist of warrant liabilities, the contingent earnout liability, a Standby Equity Purchasing Agreement ( "SEPA"), and the revenue base redemption liability related to the Credit Agreement we entered into with OrbiMed (the "OrbiMed Credit Agreement"). The carrying values of these financial instruments (other than the contingent earnout liability, revenue base redemption liability and warrant liabilities, which are held at fair value) approximate fair value through the use of publicly available market prices as of September 30, 2025, and December 31, 2024. In general, asset and liability fair values are determined using the following categories:
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
Our contingent earnout liability, warrant liabilities, SEPA liability and revenue base redemption liability are measured at fair value on a recurring basis (see Notes 4, 5, 8 and 9, respectively).The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the OrbiMed Warrants (defined in Note 5), contingent earnout liability and SEPA liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3 inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group of companies.
The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The Private Placement Warrants and Working Capital Warrants are similar to the Public Warrants and therefore, use the same fair value as the Public Warrants (see Note 5).
We use a Black-Scholes option pricing model to estimate the fair value of the OrbiMed Warrant (defined in Note 9), as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including potential change in control outside of our control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the condensed statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilizes of several unrelated public companies within the Company's industry that the Company considers to be comparable to its own business.
The repayment of the loans under the OrbiMed Credit Agreement is referred to as the “revenue base redemption liability” (see Note 9). We determine the value of the revenue base redemption liability using a Monte Carlo simulation of future revenue and valuing the Term Loan (as defined in Note 9) using the with and without method.
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA liability and revenue base redemption liability for the nine months ended September 30, 2025:

Warrant Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2025
Public Warrants - Level 1	$1,927	$1,051	$—	$2,978
Private Placement Warrants - Level 2	4,872	2,657	—	7,529
Working Capital Warrants - Level 2	1,100	600	—	1,700
Total	$7,899	$4,308	$—	$12,207

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2025
Contingent earnout liability	$7,401	$(2,404)	$—	$4,997
SEPA liability	$55	$(55)	$—	$—
OrbiMed Warrants liability	$362	$(151)	$366	$577
Revenue base redemption liability	$507	$(5)	$—	$502
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA liability, and revenue base redemption liability for the nine months ended September 30, 2024:

Warrant Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2024
Public Warrants - Level 1	$9,855	$2,982	$(11,068)	$1,769
Private Placement Warrants - Level 2	5,871	(542)	(855)	4,474
Working Capital Warrants - Level 2	1,190	(180)	—	1,010
Total	$16,916	$2,260	$(11,923)	$7,253

Level 3 Liabilities	Fair Value at December 31, 2023	Change in Unrealized (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2024
Contingent earnout liability	$18,632	$(12,061)	$—	$6,571
SEPA liability	$185	$51	$—	$236
Initial OrbiMed Warrant liability	$—	$(488)	$811	$323
Revenue base redemption liability	$—	$(303)	$729	$426
(3)    Inventory
The components of inventory are summarized as follows:

	September 30, 2025	December 31, 2024
Raw materials	$1,415	$1,338
Finished goods	1,937	2,720
Reserve for obsolete inventory	(76)	(10)
Inventory, net	$3,276	$4,048

(4) Contingent Earnout Liability
In connection with the Business Combination, MTAC entered into a sponsor support agreement (the "Sponsor Support Agreement"). Pursuant to the Sponsor Support Agreement, the 3,125,000 Sponsor Earnout Shares (the "Sponsor Earnout Shares") became unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the fifth anniversary of the Closing Date. Pursuant to the Sponsor Support Agreement, (i) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing Date volume weighted average price of our Common Stock equals or exceeds $15.00 for any 20 trading days within a period of 30 consecutive trading days, (ii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing Date, the volume weighted average price of our Common Stock equals or exceeds $20.00 for any 20 trading days within a period of 30 consecutive trading days, (iii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing Date, the volume weighted average price of our Common Stock equals or exceeds $25.00 for any 20 trading days within a period of 30 consecutive trading days, and (iv) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will only vest if, during the five year period following the Closing Date, the volume weighted average price of our Common Stock equals or exceeds $30.00 for any 20 trading days within a period of 30 consecutive trading days. Additionally, the Sponsor Earnout Shares will vest if there is a change in control of our company on or before the fifth anniversary of the Closing Date that results in the holders of our Common Stock receiving a price per share equal to or in excess of the applicable earnout targets. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing Date will be forfeited.
The estimated fair value of the contingent earnout liability on the Closing Date, August 10, 2023, was $28.9 million, based on a Monte Carlo simulation valuation model. The liability was remeasured to its fair value of $5.0 million and $7.4 million, respectively, as of September 30, 2025 and December 31, 2024. This remeasurement resulted in the recording of a gain of $2.5 million and $2.4 million, respectively, for the three and nine months ended September 30, 2025 compared to a gain of $2.4 million and $12.1 million, respectively, for the three and nine months ended September 30, 2024, classified as change in fair value of contingent earnout liability in the condensed consolidated statements of operations. Assumptions used in the valuation are described below:

	September 30, 2025	December 31, 2024
Current stock price	$4.65	$5.01
Expected share price volatility	70.0%	70.0%
Risk-free interest rate	3.6%	4.3%
Expected term (years)	2.86	3.61
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(5) Warrants
Warrants that have not been tendered for exchange and outstanding at September 30, 2025, and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	130,805
Total warrants	7,402,541	7,311,278
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, we assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of September 30, 2025 and December 31, 2024, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation.

The Public Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. We may redeem for cash the outstanding Public Warrants:
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
If and when the Public Warrants become redeemable, we may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If we call the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will we be required to net cash settle the warrants. Accordingly, the warrants may expire worthless.
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2025 and December 31, 2024, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.
We determined that the Public Warrants, Private Placement Warrants, and Working Capital Warrants (collectively, the "Exchange Warrants") do not meet the criteria to be equity classified and should be recorded as liabilities. Our analysis concluded liability classification under ASC 815, Derivatives and Hedging, as these warrants include a provision that could allow cash settlement upon an event outside our control and such event may not result in a change in control of the Company. As a result, the Private and Public Warrants do not meet the criteria for equity classification.
The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrant is equivalent to that of each Public Warrant. As of September 30, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $3.0 million, $7.5 million, and $1.7 million, respectively. As of December 31, 2024, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.9 million, $4.9 million, and $1.1 million. We recorded a loss adjustment of $2.9 million and $4.3 million three and nine months ended September 30, 2025, respectively, to the change in fair value of SEPA, warrant and revenue base redemption liabilities on the condensed consolidated statements of operations.
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
The Offer and Consent Solicitation expired at one minute after 11:59 p.m., Eastern Standard Time, on June 25, 2024. The Exchange Warrants tendered were comprised of 6,529,954 Public Warrants and 504,685 Private Placement Warrants, which represents approximately 78.8% and 10.2% of the outstanding warrants of each respective class. The Warrants were validly tendered and not validly withdrawn prior to the expiration of the Offer and Consent Solicitation. No Working Capital Warrants were tendered. We determined the Exchange Warrants met the criteria to be equity classified at June 26, 2024, and that their fair value was $11.9 million. Adjusting for issuance costs of $1.7 million, the net fair value of the Exchange Warrants was $10.2 million. Accordingly, we recorded that amount as a reduction of the warrant and SEPA liabilities and an increase to additional paid-in capital on the condensed consolidated balance sheets, partially offset by issuance costs of $1.7 million. On July 1, 2024, we issued 2,110,366 shares of common stock for the Exchange Warrants.
In addition, the Warrant Amendment was entered into with respect to the Public Warrants. As a result all of the outstanding Public Warrants may be exchanged, at the Company's option, at any time while they are exercisable and prior to their expiration, at the office of the warrant agent, upon notice to the holders of the then outstanding Public Warrants, at the exchange ratio of 0.27 shares of Common Stock per Public Warrant (subject to equitable adjustment by us in the event of any stock splits, stock dividends, recapitalizations or similar transaction with respect to the Common Stock).
The following table summarizes activity in the Public Warrants, Private Placement Warrants, and Working Capital Warrants in the nine months ended September 30, 2025 and 2024.

Series	Balance at December 31, 2024	Exchanges	Issuances	Retirements / Conversions	Balance at September 30, 2025
Public Warrants	1,751,825	—	—	—	1,751,825
Private Placement Warrants	4,428,648	—	—	—	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000

Series	Balance at December 31, 2023	Exchanges	Issuances	Retirements / Conversions	Balance at September 30, 2024
Public Warrants	8,281,779	—	—	(6,529,954)	1,751,825
Private Placement Warrants	4,933,333	—	—	(504,685)	4,428,648
Working Capital Warrants	1,000,000	—	—	—	1,000,000
OrbiMed Warrants
In connection with the closing of the OrbiMed Credit Agreement, we also issued OrbiMed (the "OrbiMed Warrant Holder") a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (the "Exercise Price") per share, or approximately $1.3 million in the aggregate, assuming none of the Initial OrbiMed Warrant is exercised through a cashless exercise. As of September 30, 2025, the exercise price was $8.8398 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.2 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts (see Note 9), if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable Delayed Draw Commitment Amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the Exchange Warrants, the “Warrants”). The Subsequent OrbiMed Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. In connection with the First Delayed Draw Term Loan Commitment draw (see Note 9) on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrants"), with the initial exercise price of $5.4787, or approximately $0.5 million. As of September 30, 2025, the Exercise Price was $5.3322 per share pursuant to the terms of the Subsequent OrbiMed Warrant, or approximately $0.5 million in the aggregate. The Subsequent OrbiMed Warrant expires on February 18, 2032 (the "Expiration Date").
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
If either upon (i) the occurrence of the Expiration Date, or (ii) the date on which a Sale of the Company is consummated pursuant to which the sole consideration payable to the Company or its stockholders in respect of such sale transaction consists of cash, marketable securities or a combination thereof, and the per share fair market value of a Warrant Share is greater than the exercise price, any portion of the OrbiMed Warrants that remains unexercised on such date shall be deemed to have been exercised automatically pursuant to a Cashless Exercise (the “Automatic Cashless Exercise”).
Ownership Cap
The OrbiMed Warrant Holder in any circumstance cannot exercise the OrbiMed Warrants if such exercise would result in the holder and its affiliates to own more than 9.99% of the Company's common stock (the “Ownership Cap”).
Adjustments
The current Exercise Price and the number of Warrant Shares underlying the OrbiMed Warrants are subject to certain anti-dilutive adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations or substitutions. Additionally, the Exercise Price will be adjusted if shares,which include options and convertible securities settled in common stock) are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as "Warrant Adjustments.”
If we declare or pay a dividend or distribution on our outstanding common shares payable in cash, capital securities or other property, the OrbiMed Warrant Holder shall be entitled to receive, at the time such dividend or distribution is paid, without additional cost to the OrbiMed Warrant Holder, the total number and kind of cash, capital securities or other property which the OrbiMed Warrant Holder would have received had the OrbiMed Warrant Holder owned the Warrant Shares of record as of the date such dividend or distribution was paid (the “Pro-Rata Distribution”).
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
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the OrbiMed Warrants in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock. Therefore, it is considered as a derivative instrument under ASC 815 and will be classified as a liability and is subsequently measured at fair value with changes reported within the change in fair value of SEPA, warrant, and revenue base redemption liabilities of the condensed consolidated statement of operations following the proceeds from the issuance of the Initial Term Loan.
The fair value of the Initial OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	September 30, 2025	December 31, 2024
Expected term (years)	5.6	6.3
Risk free interest rate	3.8%	4.5%
Expected volatility	70.0%	70.0%
Dividend yield	—%	—%
Exercise price	$8.8398	$9.3722
Stock price	$4.65	$5.01
The fair value of the Subsequent OrbiMed Warrant was measured using the Black-Scholes option pricing model. The key inputs used in the valuations were as follows:

	September 30, 2025	February 18, 2025
Expected term (years)	6.4	7.0
Risk free interest rate	3.9%	4.1%
Expected volatility	70.0%	70.0%
Dividend yield	—%	—%
Exercise price	$5.3322	$5.4787
Stock price	$4.65	$5.69

(6)    Income Taxes
The Company's full pretax loss for the three and nine months ended September 30, 2025 and 2024 was from U.S. domestic operations. The Company's effective tax rate ("ETR") from continuing operations was (0.16)% and (0.05)% for the three and nine months ended September 30, 2025 (0.12)% and (0.05)% for the three and nine months ended September 30, 2024. There discrete items recorded for the quarter primarily related to the tax impact of the change in the fair value of warrant, SEPA and revenue base redemption liabilities and the change in fair value of contingent earnout liability.
On July 04, 2025, the “One Big Beautiful Bill Act” ("OBBBA") was enacted into law. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes include the allowance of immediate expensing of qualifying research and development expenses and permanent extension of certain provisions within the Tax Cuts and Jobs Act. We evaluated the impact of OBBBA on our quarterly tax provision as it was enacted in the third quarter of 2025. For the three and nine months ended September 30, 2025, there was no material impact related to the changes of OBBBA.
(7) Dynavax Purchase
We purchased all of the intellectual property and trial drug substance for nelitolimod from Dynavax Technologies (“Dynavax”) in 2020. This was a purchase of in-process research and development. Nelitolimod, an investigational agent in development, is a TLR9 agonist which is believed to bind to the TLR9 receptors found on suppressive immune cells including myeloid-derived suppressor cells and antigen-presenting immune cells. We believe that nelitolimod, when delivered using our PEDD devices, can improve therapeutic distribution to solid tumors and improve outcomes for liver metastases and Locally Advanced Pancreatic Ductal Adenocarcinoma ("LA-PDAC").
Payments under the Dynavax purchase agreement consist of: (a) an upfront payment of $9.0 million, (b) milestone payments upon the achievement of certain development and commercial milestones, and (c) royalty payments based on aggregate annual net sales after nelitolimod receives Food and Drug Administration ("FDA") approval to be sold.
The milestone payments range from $1.0 million to $10.0 million, triggered by development achievements for each of up to four indications. The development milestone payments cannot exceed $170.0 million. We have made milestone payments of $1.0 million in September 2021, after initiating our clinical study of uveal melanoma liver metastases, June 2022, after initiating our clinical study for primary liver tumors, and August 2023, after initiating our clinical study for LA-PDAC. In aggregate, the commercial milestones shall not exceed $80.0 million. We will also pay annual royalties at the rate of 10.0% for aggregate annual net sales less than or equal to $1.0 billion and 12.0% for aggregate annual net sales above that amount.
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three and nine months ended September 30, 2025 and 2024, we made no payments to Dynavax.

(8) Standby Equity Purchase Agreement
In October 2023, we entered into the SEPA with Yorkville Advisors Global, LP ("Yorkville"). Pursuant to the SEPA, we have the right, but not the obligation, to sell to Yorkville up to $30.0 million of Common Stock, par value $0.0001 per share, at our request any time during the commitment period commencing on October 2, 2023 (the “Effective Date”), and terminating on the first day of the month following the 24-month anniversary of the Effective Date. Each issuance and sale to Yorkville under the SEPA (an “Advance”) is subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the average of the daily volume of the Common Stock on the Nasdaq Stock Market (“Nasdaq”) for the 10 trading days immediately preceding an Advance notice, or (ii) 1,000,000 shares of Common Stock. At our election, the shares will be issued and sold to Yorkville at a per-share price equal to: (i) 96.0% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. Eastern time on the applicable Advance notice date (the “Option 1 Pricing Period”), or (ii) 97.0% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on the Nasdaq during the Option 2 Pricing Period. The Advances are subject to certain limitations, including that Yorkville cannot purchase any shares that would result in it beneficially owning more than 4.99% of the outstanding voting power or Common Stock. Further, Yorkville cannot purchase shares that would result in it acquiring more than 5,260,704 shares of Common Stock, which represents 19.99% of the outstanding Common Stock, as of the Effective Date of SEPA.
The SEPA contract is accounted for as a derivative as it is an equity-linked contract that does not qualify for equity classification under ASC 815. Therefore, SEPA is recognized as a liability measured each period at fair value in accordance with ASC 820, Fair Value Measurement, on the condensed consolidated balance sheets and the change in fair value of the SEPA liability is recorded on the condensed consolidated statements of operations. We did not issue any Advances during three and nine months ended September 30, 2025.
The estimated fair value of the SEPA liability on December 31, 2024, was $0.1 million, which was determined using a scenario-based valuation model. The liability was remeasured to its fair value of zero as of September 30, 2025 due to not having any intentions to utilize the SEPA prior to expiring on November 1, 2025. This remeasurement resulted in the recognition of an immaterial gain and a gain of $0.06 million for three and nine months ended September 30, 2025, classified as change in fair value of SEPA, tranche and warrant liabilities in the condensed consolidated statement of operations. Assumptions used in the valuation are described below:

Valuation assumptions:	September 30, 2025	December 31, 2024
Expected draws	None	$2,000
Expected probability of draws	—%	90%
Risk-free interest rate	—%	4.4%
The estimated fair value of the liability was determined using a scenario-based valuation model which assigned a probability to a number of different outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)no total expected draws as of September 30, 2025, and $2.0 million total expected draws, respectively, December 31, 2024 through the issuance of multiple separate advances under the Option 2 Pricing Period as of December 31, 2024;
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
(9) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement with OrbiMed ("OrbiMed Credit Agreement"), a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth and provide financial flexibility.
Pursuant to the Agreement, OrbiMed agreed to provide a term loan facility to the Company, in an aggregate principal amount of $50.0 million, as follows:

a.$25.0 million funded on the OrbiMed Closing Date (the “Initial Term Loan”).
b.$10.0 million term loan available at the election of the Company, provided that Product Revenue Base for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $30.0 million (the “First Delayed Draw Term Loan Commitment”). The First Delayed Draw Term Loan Commitment expired on June 30, 2025.
c.An additional $15.0 million term loan available at the election of the Company, provided that Product Revenue Base for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $50.0 million (the “Second Delayed Draw Term Loan Commitment” and together with the First Delayed Draw Term Loan Commitment the “DDTL Commitments”). The Second Delayed Draw Term Loan Commitment expires on December 31, 2025.
The term loan matures on April 30, 2029 (the "Maturity Date"). On April 30, 2024, we borrowed the initial commitment amount, resulting in gross proceeds of $25.0 million. On February 18, 2025, we borrowed the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million based on achieving the trailing 12-month Product Revenue Base of $30.0 million in January 2025.
The OrbiMed Credit Agreement includes a subjective acceleration clause whereby an event of default, including a material adverse change in the business, operations, or conditions, could result in the acceleration of the obligations under the OrbiMed Credit Agreement. Under certain circumstances, a default interest rate of an additional 4.0% per annum will apply, at the election of OrbiMed, on all outstanding obligations during the occurrence and continuance of an event of default. OrbiMed can also declare all or a portion of the outstanding principal amount of the loan due and payable, and cancel any unmade draws. OrbiMed has not exercised its right under this clause as there have been no such events.
As part of the First Amendment to the OrbiMed Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the OrbiMed Credit Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Effective on April 30, 2025, the Second Amendment to the OrbiMed Credit Agreement allows for the Company to accelerate payment of the Series A Preferred Stock dividends in cash payments in lieu of fractional shares upon conversion of Preferred Stock.
On November 10, 2025, we entered into the Third Amendment to the OrbiMed Credit Agreement ("OrbiMed Third Amendment"), which lowered the the minimum cash requirement for the liquidity covenant from $10.0 million to $5.0 million. In addition, we received a waiver for the prior default related to the 30 days written notice of the change in our Chief Financial Officer.
Repayment
If the Product Revenue Base (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the Company will start repaying the outstanding principal amount of the Term Loans. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance principal amount of the Term Loans shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the Term Loans as aforementioned, is referred to as the “revenue base redemption liability.”

Test Dates (fiscal Quarter Ending)	Product Revenue Base for 12 months Period
September 30, 2025	37,800
December 31, 2025	42,700
March 31, 2026	46,400
June 30, 2026 and each Fiscal Quarter ending thereafter	50,000
As of September 30, 2025, we were in compliance with the Product Revenue Base requirement and no repayments were required.
Repayment Premium
All payments of the Term Loans (other than on Maturity Date) shall be accompanied by the payment of the premium, which shall be determined based on the timing of the repayment as follows (the “Repayment Premium”):

Time of Repayment	Premium Rate
Within the first 12 months from the funding date of each respective loan.	3.0% plus the Make-Whole Amount (1)
After the first 12 months but before the 24-month anniversary of the funding date of each respective loan.	3.0%
After the 24-month anniversary but before the 36-month anniversary of the funding date of each respective loan.	2.0%
After the 36-month anniversary but before the 48-month anniversary of the funding date of each respective loan.	1.0%
After the 48-month anniversary of the funding date of each respective loan.	0.0%
(1) “Make-Whole Amount” is equal to the sum of the remaining scheduled interest payments through the 12-month anniversary of the closing date of each respective loan.
Interest Rate and Payment
The interest rate is calculated as Secured Overnight Financing Rate for the interest period (which shall not be less than 4.0% (the “Floor”)) plus 8.5% (the “Interest Rate”). Until the first full interest period after the 15 months anniversary of the OrbiMed Closing Date, 3.5% of the Interest Rate shall be designated as paid-in-kind interest ("PIK Interest"), which is added to the outstanding principal amount of the Loans. However, the Company upon written notice can elect to pay all interest in cash or to pay a percentage less than 3.5% as PIK Interest.
On and after occurrence of any Event of Default, until such Event of Default is cured, the Company is obligated to pay 4.0% in addition to the otherwise applicable Interest Rate (the “Default Rate”).
Interest payments (except PIK Interest) are due on the last day of the month. Whenever a prepayment is made on the principal of the Term Loans, the accrued interest on the amount prepaid is also due on such date.
Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. Subsequent to achieving the First Delayed Draw Term Loan Commitment revenue requirement, the Subsequent OrbiMed Warrant was issued (see Note 5) for further discussion.
Debt Related Fees
Exit Fee
The Company on the repayment of the Term Loans is obligated to pay an additional fee equal to 4.0% of the of the principal amount being repaid. This applies whether the repayment is made on the Maturity Date, or under any other conditions specified in the Agreement (the “Exit Fee”). The Exit Fee is amortized over the term of the Term Loans.
Commitment Fee
The Company on the funding date of the Term Loans, shall pay a commitment fee to the Lender, equal to 2.0% of the principal amount drawn (the “Commitment Fee”). The Commitment Fee was recorded as a debt discount and amortized over the life of the Term Loans.
Undrawn Fee
Every month, the Company is obligated to remit a fee to the Lender, calculated as 0.25% per annum of the total undrawn amount under the DDTL Commitments (the "Undrawn Fee"). The Undrawn Fee is accounted for as a service fee, which is expensed as incurred.
Administrative Fee
The Company will pay to the Agent for its own account a quarterly loan administration fee of $0.01 million, payable in advance, with the first payment due and payable upon the OrbiMed Closing Date.
In 2024, we recorded the Initial Term Loan and the First Delay Draw as Long-term debt, and recorded the issuance costs incurred to obtain the loan as contra-debt, in accordance with ASC 470, Debt.
During the three months ended September 30, 2025, we recorded interest expense of $1.5 million related to the Term Loan on the condensed consolidated statements of operations, of which $0.2 million was recorded as PIK Interest $1.0 million was cash interest and $0.3 million was amortization of debt issuance costs and debt discount.

The following table summarizes activity within the Term Loan for the nine months ended September 30, 2025:

OrbiMed Debt
Initial draw	$25,000
Debt issuance costs
Cash issuance costs	$(2,593)
Noncash issuance costs:
Revenue base redemption liability	(729)
Warrant liability	(811)
Balance at April 30, 2024	$20,867
Amortization of debt issuance costs	486
PIK interest	604
Accretion of exit fee liability	127
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	558
PIK interest	800
Accretion of exit fee liability	209
Balance at September 30, 2025	$32,764
(10)    Convertible Preferred Stock
As of June 30, 2025, the Company had 3,594,002 shares of Series A Convertible Preferred Stock ("Preferred Stock") outstanding. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of June 30, 2025, total undeclared cumulative dividends were $5.4 million, which were not recorded in our condensed consolidated financial statements, except actual undeclared dividends of $1.4 million as a reconciling item for net loss attributable to common stockholders on the condensed consolidated statements of operations.
On June 23, 2025, the Company commenced an offer (the “Offer”) to all holders of Preferred Stock to exchange their shares of Preferred Stock for Common Stock equal to the sum of the liquidation preference per share price of $10.00 and all accrued and unpaid dividends per share outstanding through August 10, 2027, divided by a $4.00 conversion price per share. The Offer expired at one minute after 11:59 p.m., Eastern Daylight Time, on July 23, 2025. For any Preferred Stock holders that did not participate in the Offer, the Company had the right to call their Preferred Stock shares for conversion into Common Stock shares equal to the sum of the liquidation preference per share price of $10.00 and all accrued and unpaid dividends per share outstanding through the conversion date, divided by a $5.277 conversion price per share.
Approximately 98.8% of the outstanding shares of Preferred Stock shares were tendered through the Offer and were accepted for exchange, resulting in 3,551,502 shares of Preferred Stock converted to 11,719,956 shares of Common Stock. For the holders of Preferred Stock that did not participate in the Offer, the Company called their Preferred Stock and 42,500 shares of Preferred Stock were converted to 93,103 shares of Common Stock. All shares of Preferred Stock were converted for common stock shares on July 31, 2025, resulting in the issuance of 11,813,059 Common Stock shares.
As of September 30, 2025 and subsequent to the Preferred Stock Conversion, there are no outstanding shares of Preferred Stock. The Company is authorized to issue up to 10,000,000 shares of preferred stock with 10,000,000 shares available for issuance.

The following table summarizes activity in Series A Convertible Preferred Stock, as-converted, for the nine months ended September 30, 2025.

Series	Balance at December 31, 2024	Issuances	Retirements / Conversions	Balance at September 30, 2025
Series A convertible preferred stock	3,985,002	—	(3,985,002)	—
Total convertible preferred stock	3,985,002	—	(3,985,002)	—
(11) Net Loss Per Share
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incur net losses, we do not allocate the loss to participating securities because they have no contractual obligation to share in our losses. We computed diluted loss per common share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such nonparticipating securities would be antidilutive. For the three and nine months ended September 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for those periods.
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported:

	September 30,
	2025	2024
Preferred stock	—	25,048,584
Common stock warrants	7,402,541	7,311,278
RSUs and PSUs	797,669	538,345
Options to purchase common stock	6,452,581	4,909,457
Shares issuable under the SEPA	3,468,998	3,385,837
Total	18,121,789	41,193,501
As a result of the Offer related to the Preferred Stock, the Preferred Stock was completely converted to Common Stock before the quarter-end September 30, 2025 and is no longer considered a potentially dilutive security (see Note 10).
(12)    Share-Based Compensation
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors (the "Board") and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees and consultants, including our executive officers and directors. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan has not be used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. Historically, we have used options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increase relative to the option’s exercise price, which exercise price is set at the fair market value of the underlying equity securities on the grant date. We record the issuance of the shares when they are recorded by the transfer agent and as such, there could be timing differences between when the expense is recorded and shares are transferred.
As of September 30, 2025, the balances under the two plans are as follows:

	September 30, 2025
	Authorized	Outstanding	Available for Issue
2009 Plan	1,179,218	1,179,218	—
2023 Plan	10,006,900	6,071,032	3,935,868
Total	11,186,118	7,250,250	3,935,868
2009 Equity Incentive Plan
As of September 30, 2025, there were in total 1,153,861 stock options and 25,357 Restricted Stock Units ("RSUs") issued and outstanding under the 2009 Plan. Stock options were granted with an exercise price equal to the estimated fair value of the stock at the date of grant. Prior to the Business Combination, the fair value was determined by a third-party valuation performed in accordance with IRS Section 409A. No awards have been granted subsequent to the Business Combination, as the 2009 Plan was frozen and replaced by the 2023 Plan. Options generally have a ten-year contractual term and typically have graded vesting over one to four years.
Options for 67,300 shares of Common Stock were exercised and 19,887 options were forfeited during the nine months ended September 30, 2025. There were 8,322 RSUs released during the nine months ended September 30, 2025.
We recorded compensation expense related to the 2009 Plan of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had unrecognized compensation expense of $0.2 million and $0.1 million, respectively, for options and RSUs granted under the 2009 Plan. The September 30, 2025 balance will be recognized over a weighted average period of 0.75 years.
2023 Equity Incentive Plan
As of September 30, 2025, there were in total 5,298,720 stock options and 772,312 RSUs and Performance Stock Units ("PSUs") issued and outstanding under the 2023 Plan. Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of 10 years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted Common Stock determined on December 31 of the preceding year or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025, the authorized shares under the 2023 Plan increased by 2,383,545 shares to 10,350,022. Options for 54,906 shares of Common Stock were exercised and 574,641 options were forfeited during the nine months ended September 30, 2025. There were 288,216 RSUs released and 52,375 RSUs forfeited during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we granted 2,577,713 options with a weighted average fair value of $5.04, and 687,546 RSUs, net of forfeitures, with a weighted average fair value of $4.90.
We recorded compensation expense related to the 2023 Plan of $3.1 million and $6.4 million for the three and nine months ended September 30, 2025, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had unrecognized compensation expense of $11.1 million and $3.5 million, respectively, for options and RSUs and PSUs granted under the 2023 Plan. The balance at September 30, 2025 will be recognized over a weighted average period of 2.80 years.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. Initially, 2,350,530 shares of Common Stock were reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the Fully Diluted Common Stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025, the authorized shares under ESPP increased by 953,418 shares to 3,303,948.
During the nine months ended September 30, 2025, 49,939 shares were purchased in an offering under the ESPP.

(13)    Commitments And Contingencies
From time to time, we may have certain contingent liabilities, including litigation, which arise in the ordinary course of its business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims for which the outcome is expected to result in a material adverse effect on our condensed consolidated balance sheets, statements of operations or statements of cash flows.
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
(14) Leases
We have two property leases in effect as of September 30, 2025, which we account for as operating leases:
•A lease for our principal administrative and production facility at 6272 West 91st Avenue, Westminster, Colorado, which expires on December 31, 2031. This lease includes one option to extend the lease by five years from the end of the current term.
•A lease for office space at 2275 Half Day Road, Bannockburn, Illinois, which expires in January 2028. This lease includes an option to extend the lease by three years at the end of the current term.
We also have one finance leases for copier equipment in our Westminster facility.
On July 17, 2024, we exercised one of the two options to extend the current lease for the Westminster facility for an additional period of five years commencing on January 1, 2027 and ending on December 31, 2031 ("Second Extended Lease Term"). All terms and conditions of the lease shall continue to apply during the Second Extended Lease Term. We will pay approximately $1.5 million in rent over the duration of the Second Extended Lease Term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and for our audited financial statements and related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the SEC, on April 15, 2025 ("Annual Report"). Information included in this Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. For a complete discussion of forward-looking statements, see the section above entitled “Cautionary Note Regarding Forward Looking Statements.” As a result of many factors, including those factors set forth in the section captioned “Item 1A. Risk Factors” of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Risk Factors” section of our Annual Report to gain an understanding of the various factors that could cause actual results to differ materially from our forward-looking statements.
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

Overview
We are a growing, oncology focused medical technology business seeking to transform outcomes for patients with solid tumors by integrating our innovative delivery technology with standard-of-care therapies and with our investigational immunotherapeutic, nelitolimod, a class C TLR9 agonist, for a range of different therapeutic and technology applications. Our ultimate goal is to transform the treatment paradigm for patients battling solid tumors. We have developed an innovative technology designed to overcome two significant challenges that prevent optimal delivery and performance of therapeutics in these difficult-to-treat diseases: (i) high intratumoral pressure caused by tumor growth and collapsed vasculature restricting the delivery of oncology therapeutics and (ii) off target delivery. Nelitolimod, specifically, combined with our technology, aims to address the immunosuppressive properties of immune cells in the tumor and tumor microenvironment of the liver, pancreas and other solid tumors. By systematically addressing these barriers, we aim to improve response to therapies and to enable improved patient outcomes.
We market our cutting-edge PEDD infusion systems, which optimize delivery of embolics and therapeutics for the treatment of various solid tumors. Additionally, we have conducted Phase I clinical trials of nelitolimod to study the ability of an immunotherapeutic when administered via PEDD in combination with systemic treatment can enhance the effectiveness of other therapeutics and ultimately lead to better patient responses. Once final data is assembled, we plan to pursue a pharmaceutical partner for future development. We believe the combination of our PEDD technology with nelitolimod has the potential to solve two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
In 2020, we launched TriNav, our therapeutic and embolic delivery device with SmartValve technology for our proprietary PEDD approach. Current sales consist of the TriNav Infusion System. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System ("HCPCS") code for procedures involving the TriNav Infusion System. This code became effective on January 1, 2024 and may be reported by hospital outpatient departments (HOPDs) and ambulatory surgical centers (ASCs) for the Company to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE").
In 2024, we expanded our portfolio of PEDD devices with the launch of the TriNav LV Infusion System and TriGuide Guiding Catheter to optimize therapeutic delivery for patients with larger vessels. The TriNav LV is targeted for patients with vessels sized between 3.5mm and 5.0mm, which is expected to provide a full range of PEDD devices for all vessel sizes and allow us to expand our addressable liver embolization market. The TriGuide Guiding Catheter has a larger inner diameter, lubricious inner lining and reverse curve design to support femoral access for the TriNav LV, which we believe will enhance procedural efficiency. In June 2025, we launched an additional PEDD device, TriNav FLX, designed with a more flexible distal tip to facilitate navigation through tortuous anatomy. These new products are eligible for the same HCPCS reimbursement codes as existing TriNav products, enabling seamless integration into current billing structures.
We also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intend to enroll 100 patients across ten leading academic sites. It is estimated that approximately 5% of adults have multinodular goiters. We estimate that this could expand the addressable market by approximately 50,000 procedures, which represents an incremental $400 million market opportunity. This new procedure utilizing the TriNav system is also eligible for the same Healthcare Common Procedure Coding System (HCPCS) reimbursement code allowing for seamless integration into current billing approaches.
We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immune-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the ability and value of our PEDD technology. We have completed Phase I dose escalation (UMLM and LA-PDAC) and Phase Ib (ICC/HCC) clinical trials for nelitolimod. Due to physician and investigator interest, we are supporting two Investigator Initiated Trials of nelitolimod, one in patients with advanced HCC in combination with cryoablation, durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Due to the excessive cost of capital, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-03 Phase I dose escalation in LA-PDAC has completed enrollment and we anticipate data from the study will be available in late 2025 and will begin discussions for a pharmaceutical partner for further clinical development.
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
•Our ability to maintain our current TriNav pricing and gross margins to help fund the rest of our activities. Our current pricing allows us to generate a substantial gross margin, which provides funds to support our growth and our research and development (“R&D”) for both TriNav and nelitolimod. TriNav sells at a significant premium to competitive products. Our higher price was previously supported by the Transitional Pass-Through ("TPT") payment program from CMS. However, the TPT authorization expired on December 31, 2023. In December 2023, CMS granted a New Technology HCPCS for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification (APC) 5194 - Level 4 Endovascular Procedures. The code became effective on January 1, 2024 and may be reported by hospital outpatient departments and ambulatory surgical centers, but there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE. Any reduction in the amount of the reimbursement for TriNav will negatively impact the revenue we are able to generate from the sale of TriNav and may hinder our ability to recoup our total investment in TriNav notwithstanding regulatory approval of the product. If we are unable to promptly obtain coverage and profitable payment rates from hospital budgets or government-funded and private purchasers for TriNav or any future products, we may sell fewer units or need to sell them at a lower price. Such changes in revenues would have a material adverse effect on our operating results and our overall financial condition.
•The success and cost to close out our clinical trials of nelitolimod. Nelitolimod is in Phase I human trials to determine if, when delivered via TriNav, it is safe and effective in treating certain cancers. As with all drug candidates, the cost of operating clinical trials can be substantial, with no guarantee that the trials will result in favorable data.
•Obtaining FDA approval of nelitolimod for sale. Our clinical trials are still in early stages and there is no certainty that we will generate favorable data or that, upon review, the FDA will approve nelitolimod for sale.

Recent Developments
None
Components of Results of Operations
The following discussion sets forth certain components of our condensed consolidated statements of operations as well as factors that impact those items.
Revenue
We currently operate in one reportable segment and revenue is generated primarily from sales of PEDD infusion systems to our customers, principally related to TriNav. Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those products or services.The primary end-user customers for our products are hospitals, clinics and physicians, to which we sell directly.
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved.
Cost of Goods Sold
Cost of goods sold primarily consists of raw materials, direct labor, manufacturing overhead and depreciation costs related to production of TriNav.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of goods sold. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin and overall profitability may in the future fluctuate from period to period based on a number of factors, such as the innovation initiatives we undertake and manufacturing costs and efficiencies.
Operating Expenses
Our operating expenses consist of R&D, sales and marketing, and general and administrative expenses.
Research and Development
R&D expenses include engineering, regulatory, pre-clinical and clinical activities, including salaries, travel, materials purchased for R&D activities. We expense R&D costs as incurred. We recognize expenses for certain development activities, such as preclinical studies and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Non-refundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.
Sales and Marketing
Sales and marketing expense consists primarily of salaries, commissions, travel and related business expenses for our sales force, which is principally engaged in physician education regarding the features and benefits of TriNav. We also incur expenses for attendance at medical society meetings, product promotions and marketing activities.
General and Administrative
General and administrative expenses include executive management, finance, information technology, human resources, business development, legal and the administrative and professional costs associated with those activities. General and administrative costs also include corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in production or R&D expenses, as well as regulatory and professional fees for legal, patent, accounting and other consulting services. We also record public company costs in general and administrative, including board expenses, insurance, audit fees, NASDAQ fees and costs associated with public company financial reporting.
Change in Fair Value of SEPA, Warrant, and Revenue Base Redemption Liabilities

Change in fair value of SEPA, warrant, and revenue base redemption liabilities represents the change in fair value at each reporting period of the SEPA, the change in fair value of the Exchange Warrants and the change in fair value of the OrbiMed Warrants.
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

Results of Operations:
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):
Comparison of the Three Months Ended September 30, 2025, and 2024

	Three Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change
Revenue	$11,566	$7,349	$4,217	57.4%
Cost of goods sold	1,906	1,004	902	89.8%
Gross profit	9,660	6,345	3,315	52.2%
Operating expenses
Research and development (1)	5,176	4,219	957	22.7%
Sales and marketing	6,839	6,138	701	11.4%
General and administrative (1)	6,659	4,727	1,932	40.9%
Loss from operations	(9,014)	(8,739)	(275)	3.1%
Other income (expense)
Interest income	170	158	12	7.6%
Interest expense	(1,460)	(1,142)	(318)	(27.8)%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(2,932)	4,974	(7,906)	n.m.
Change in fair value of contingent earnout liability	2,524	2,360	164	6.9%
Other expense, net	(94)	(13)	(81)	n.m.
Loss before income taxes	(10,806)	(2,402)	(8,404)	n.m.
Income tax benefit (expense)	(5)	3	(8)	n.m.
Net loss available to common stockholders	$(10,811)	$(2,399)	$(8,412)	n.m.
Series A Preferred Stock conversion inducement	(18,516)	—	(18,516)	n.m.
Deemed dividend related to Series A Preferred Stock conversion	(11,947)	—	(11,947)	n.m.
Undeclared dividends on Series A Preferred Stock	—	(803)	803	n.m.
Net loss attributable to common stockholders	$(41,274)	$(3,202)	$(38,072)	n.m.
(1) Amounts presented in prior 2025 interim periods have been revised in the year to date ended September 30, 2025 to align expense classification for the year to date period.
n.m.: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue increased by $4.2 million, or 57.4% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in TriNav units sold.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $0.9 million, or 89.8% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in cost of goods sold was primarily due to more TriNav units sold.
Gross profit increased by $3.3 million, or 52.2% for the three months ended September 30, 2025, while gross margin decreased to 83.5% from 86.3% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in gross profit was due primarily to the increase in TriNav units sold, while the year-over-year decline in gross margin was primarily driven by lower manufacturing efficiency associated with newly launched products, which is a dynamic we expect to improve as production scales and processes mature.
Operating Expenses
Research and Development
Research and development expenses increased by $1.0 million, or 22.7% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to the close-out of clinical trial expenses related to nelitolimod of approximately $2.1 million, partially offset by the revision of certain patent-related costs to general and administrative expenses of approximately $0.7 million.
Sales and Marketing
Sales and marketing expenses increased by $0.7 million, or 11.4% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to an increase in performance related compensation driven by the increase in sales during the three months ended September 30, 2025 compared to the same period in the prior year.
General and Administrative
General and administrative expenses increased by $1.9 million, or 40.9%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to the acceleration of a non-cash stock-based compensation award of approximately $1.6 million, as well as the revision of certain patent-related expenses from research and development to general and administrative expenses of approximately $0.7 million.
Interest Expense
Interest expense increased by $0.3 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was due to interest on the additional funds borrowed under the First Delayed Draw Term Loan in 2025 that was not present for the prior year period.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The fair value of the SEPA, warrant and revenue base redemption liabilities resulted in a change of $7.9 million as a result of a loss of $2.9 million in the three months ended September 30, 2025, compared to a gain of $5.0 million in the three months ended September 30, 2024. The change was primarily due to changes in our stock price and the addition of the Subsequent OrbiMed Warrant as a result of the First Delayed Draw during the first quarter of 2025.
Change in Fair Value of Contingent Earnout Liability
The fair value of the contingent earnout liability resulted in a change of approximately $0.2 million as a result of a gain of $2.5 million in the three months ended September 30, 2025, compared to a gain of $2.4 million for the three months ended September 30, 2024. The change in the fair value of the contingent earnout liability during the period is primarily driven by a change in the following inputs into the valuation of the liability: the decrease in stock price, the shortened achievement time frame for the vesting thresholds and the slight decrease in the risk-free rate.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Dollar	Percentage
	2025	2024	Change	Change
Revenue	$31,946	$21,170	$10,776	50.9%
Cost of goods sold	5,203	2,887	2,316	80.2%
Gross profit	26,743	18,283	8,460	46.3%
Operating expenses:
Research and development (1)	12,395	14,729	(2,334)	(15.8)%
Sales and marketing	20,736	18,829	1,907	10.1%
General and administrative (1)	17,287	13,310	3,977	29.9%
Loss from operations	(23,675)	(28,585)	4,910	(17.2)%
Other income (expense)
Interest income	378	347	31	8.9%
Interest expense	(4,092)	(2,022)	(2,070)	n.m.
Change in fair value of SEPA, warrant, and revenue base redemption liabilities	(4,097)	(1,521)	(2,576)	n.m.
Change in fair value of contingent earnout liability	2,404	12,061	(9,657)	(80.1)%
Other expense, net	(385)	(210)	(175)	83.3%
Loss before income taxes	(29,467)	(19,930)	(9,537)	47.9%
Income tax expense	(7)	(7)	—	—%
Net loss available to common stockholders	$(29,474)	$(19,937)	$(9,537)	47.8%
Series A Preferred Stock conversion inducement	(18,516)	—	(18,516)	n.m.
Deemed dividend related to Series A Preferred Stock conversion	(11,947)	—	(11,947)	n.m.
Undeclared dividends on Series A Preferred Stock	—	(2,405)	2,405	n.m.
Net loss attributable to common stockholders	$(59,937)	$(22,342)	$(37,595)	n.m.
(1) Amounts presented in prior 2025 interim periods have been revised in the year to date ended September 30, 2025 to align expense classification for the year to date period.
n.m.: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue increased by $10.8 million, or 50.9% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in TriNav units sold.
Cost of Goods Sold and Gross Profit
Cost of goods sold increased by $2.3 million, or 80.2% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in cost of goods sold was primarily due to more TriNav units sold.
Gross profit increased by $8.5 million, or 46.3% for the nine months ended September 30, 2025 and gross margin decreased to 83.7% from 86.4% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in gross profit was due primarily to the increase in TriNav units sold, while the year-over-year decline in gross margin was primarily driven by lower manufacturing efficiency associated with newly launched products, a dynamic we expect to improve as production scales and processes mature.
Operating Expenses
Research and Development
Research and development expenses decreased by $2.3 million, or 15.8% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to a reduction in clinical trial expenses related to nelitolimod as the Company moved to close the trials in 2025.

Sales and Marketing
Sales and marketing expenses increased by $1.9 million, or 10.1% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The change was primarily due to an increase in performance related compensation driven by the increase in sales, during the nine months ended September 30, 2025 compared to the same period in the prior year.
General and Administrative
General and administrative expenses increased by $4.0 million, or 29.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to the acceleration of a non-cash stock-based compensation award of approximately $1.6 million, the revision of certain patent-related expenses from research and development to general and administrative expenses of approximately $0.7 million, and professional services as a result of the timing of various filing and audit related expenses.
Interest Expense
Interest expense increased by $2.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was due to interest on the additional funds borrowed under the First Delayed Draw Term Loan in 2025 that was not present for the prior year period.
Change in Fair Value of the SEPA, Warrant, and Revenue Base Redemption Liabilities
The fair value of the SEPA, warrant and revenue base redemption liabilities resulted in a change of $2.6 million as a result of a loss of $4.1 million in the nine months ended September 30, 2025, compared to a loss of $1.5 million in the nine months ended September 30, 2024. The change was primarily due to changes in the Company's stock price and the addition of the Subsequent OrbiMed Warrant as a result of the First Delayed Draw during the first quarter of 2025.
Change in Fair Value of Contingent Earnout Liability
The fair value of the contingent earnout liability resulted in a change of $9.7 million as a result of a gain of $2.4 million in the nine months ended September 30, 2025, compared to a gain of $12.1 million for the nine months ended September 30, 2024. The change in the fair value of the contingent earnout liability during the period is primarily driven by a change of the following inputs into the valuation of the liability: the decrease in stock price, the shortened achievement time frame for the vesting thresholds and the slight decrease in the risk-free rate.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred net losses of $29.5 million for the nine months ended September 30, 2025. We had cash and cash equivalents of approximately $22.7 million at September 30, 2025. Since inception, we have financed operations primarily through the issuance and sales of common and preferred stock, convertible notes and term loans. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital. There can be no assurance that we will be able to raise such additional capital on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.
During the nine months ended September 30, 2025, we achieved the trailing 12-month Product Revenue Base of $30.0 million in January 2025 and were able to borrow the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million. As of September 30, 2025, the minimum cash requirement remained at $10.0 million, following the increase from $5.0 million during the second quarter 2025. On November 10, 2025, we entered into the OrbiMed Third Amendment, which lowered the the minimum cash requirement for the liquidity covenant from $10.0 million to $5.0 million. On April 30, 2025, we raised gross proceeds of approximately $22.0 million through a Private Placement. Although these events have occurred, our existing cash and cash equivalents may not be sufficient to fund our projected liquidity requirements for at least one year from the date of this Quarterly Report, as the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Funding Requirements” below.

Cash Flows
Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024
The following table presents net cash from operating, investing, and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(15,528)	$(35,136)
Net cash used in investing activities	(797)	(295)
Net cash provided by financing activities	30,487	34,942
Increase (decrease) in cash, cash equivalents and restricted cash	$14,162	$(489)
Cash Used in Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $15.5 million. The net cash used in operating activities consisted of net loss of $29.5 million, adjusted for non-cash charges totaling $11.3 million, primarily related to share-based compensation expense of $6.9 million, a loss on the fair value recognized on SEPA, warrant and revenue base redemption liabilities of $4.1 million and debt expenses of $1.6 million related to PIK Interest and amortization of debt issuance costs, offset by a gain on the fair value of the change in fair value of contingent earnout liability of $2.4 million. The change in net operating assets and liabilities decreased $2.6 million, due primarily to a decrease in prepaid expenses, inventory, net, and operating lease liabilities offset by an increase in trade payables and accrued liabilities and accounts receivable.
For the nine months ended September 30, 2024, net cash used in operating activities was $35.1 million. The net cash used in operating activities consisted of net loss of $19.9 million, adjusted for non-cash charges totaling $5.6 million, primarily related to a loss on the adjustment of the fair value of the contingent earnout liability of $12.1 million, stock-based compensation expense of $3.7 million, and depreciation and amortization of $0.6 million, partially offset by a gain from the change in fair value of SEPA, warrant and revenue base redemption liabilities of $1.5 million. In addition, net operating assets and liabilities decreased $10.0 million driven by an increase in accounts receivable and inventory, an increase in prepaid expenses, and an decrease in accounts payable and accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2025, was primarily due to purchases of property and equipment of $0.9 million.
Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2024, was primarily due to purchases of property and equipment of $0.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $30.5 million for the nine months ended September 30, 2025, consisted of primarily of $20.5 million, net of expenses, from the April 30, 2025 Private Placement and $9.5 million, net of expenses, from the First Delayed draw under the OrbiMed Credit Agreement.
Net cash provided by financing activities of $34.9 million for the nine months ended September 30, 2024, consisted of $12.6 million from the sale of 1,874,867 shares of common stock under the SEPA and $22.4 million, net of expenses, from the initial draw down under the OrbiMed Credit Agreement.
Funding Requirements
Our primary use of cash is to fund our operating expenses, which consist of sales and marketing expenses related to the growth of our sole commercial product TriNav, research, development and clinical expenses related primarily to TriNav and, to a lesser extent, nelitolimod, as well as general and administrative expenses. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing or expanding sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the war in Ukraine and conflicts in the Middle East. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
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
Our continuation as a going concern is dependent on our ability to generate sufficient cash flows from operations and/or obtain additional capital through one or a combination of securities offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to carry out our long-term business strategy. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. As discussed in Note 1 to our condensed consolidated financial statements accompanying this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as of September 30, 2025.
Contractual Obligations and Commitments
Our contractual obligations as of September 30, 2025, include lease obligations of $2.0 million, reflecting the minimum commitments for our principal administrative and production facility and other office spaces.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of September 30, 2025, and may be required to pay Dynavax up to an additional $158.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. Subject to obtaining marketing approval for nelitolimod, we will also be required to pay up to $80.0 million upon achieving certain commercial milestones. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2024. Also refer to Note 1, Nature of Business and Basis of Presentation, in this report.There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2025, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimation. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as the Company is a smaller reporting company as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.
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
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis. In connection with our audited consolidated financial statements for the years ended December 31, 2023, and December 31, 2024, management identified material weaknesses in our internal control over financial reporting with respect to:

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
Our management developed a remediation plan, and we have continued to take steps to remediate each of the material weaknesses described above. The remediation plan included hiring additional trained resources with requisite experience with complicated accounting issues, designing and enforcing processes that ensure adequate segregation of duties within the finance function and adequately reviewing the assumptions and inputs to accounting estimates and engaging outside expert consultants as needed. As of September 30, 2025, we have taken measures to address the material weaknesses listed above. We have hired additional technical accounting personnel with public company experience, created policies and procedures governing our financial statement close process, including controls over the preparation, documentation and review of journal entries and account reconciliations, and implemented segregation of duties within the finance function and IT systems. We will continue to evaluate the existing finance function experience and expertise to identify additional resource and application needs to aid in the remediation of the material weaknesses. The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses and remediation efforts described above, there have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the condensed consolidated financial statements in this report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

TriSalus Life Sciences, Inc.

By:	/s/ David Patience
	Name:	David Patience
	Title:	Chief Financial Officer
	Date:	November 13, 2025