Form 10-Q
period 2026-03-31
TriSalus Life Sciences, Inc.
filed 2026-05-12
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(888) 321-5212
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 61,416,535 outstanding shares of common stock as of May 8, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This includes, without limitation, statements regarding the financial position, business strategy, the plans and objectives of management for future operations, statements regarding future economic conditions or performance and statements of belief and any statement of assumptions underlying any of the foregoing. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. We have based these forward-looking statements on our current expectations and projections about future events. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words or phrases.
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

Part I - Financial Information
Item 1. Financial Statements

TriSalus Life Sciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$56,553	$20,439
Accounts receivable (net of allowance of $76 and $24, respectively)	5,215	6,558
Inventory, net	3,778	3,077
Prepaid expenses	2,592	2,170
Total current assets	68,138	32,244
Property and equipment, net	1,942	1,808
Right-of-use assets	830	861
Other assets	69	418
Total assets	$70,979	$35,331
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Trade payables	$4,232	$3,002
Accrued liabilities	7,067	8,096
Short-term lease liabilities	218	167
Other current liabilities	269	234
Total current liabilities	11,786	11,499
Long-term debt	33,079	33,046
Revenue base redemption liability	300	383
Long-term lease liabilities	1,190	1,228
Contingent earnout liability	2,742	10,144
Warrant liabilities	9,075	12,892
Total liabilities	58,172	69,192
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 61,414,355 shares and 49,997,836 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	341,846	296,718
Accumulated deficit	(329,044)	(330,583)
Total stockholders’ equity (deficit)	12,807	(33,861)
Total liabilities and stockholders’ equity (deficit)	$70,979	$35,331
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$8,899	$9,167
Cost of goods sold	1,230	1,495
Gross profit	7,669	7,672
Operating expenses:
Research and development (1)	3,216	3,021
Sales and marketing	7,413	6,734
General and administrative (1)	5,451	5,246
Loss from operations	(8,411)	(7,329)
Other income (expense)
Interest income	164	74
Interest expense	(1,436)	(1,209)
Change in fair value of SEPA, warrant and revenue base redemption liabilities	3,900	(835)
Change in fair value of contingent earnout liability	7,402	(820)
Other expense, net	(76)	(251)
Income (loss) before income taxes	1,543	(10,370)
Income tax expense	(4)	(5)
Net income (loss)	$1,539	$(10,375)
Undeclared dividends on Series A Preferred Stock	—	(712)
Net income (loss) attributable to common stockholders	$1,539	$(11,087)

Basic earnings (loss) per share	$0.03	$(0.39)
Diluted earnings (loss) per share	$0.03	$(0.39)
Weighted average common shares outstanding, basic	51,539,682	28,527,453
Weighted average common shares outstanding, diluted	52,314,410	28,527,453
(1)Amounts presented in the quarter ended March 31, 2025 have been revised to align expense classification for the 2025 fiscal year period.
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited, in thousands except share data)

	Three Months Ended March 31, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	49,997,836	$4	$296,718	$(330,583)	$(33,861)
Net income	—	—	—	—	—	1,539	1,539
Exercise of options and vesting of restricted stock units (1)	—	—	152,877	—	32	—	32
Issuance of common stock through employee stock purchase plan (1)	—	—	44,127	—	—	—	—
Stock-based compensation	—	—	—	—	2,472	—	2,472
Proceeds from the issuance of common stock, net of issuance costs	—	—	11,219,515	1	42,624	—	42,625
Balance as of March 31, 2026	—	$—	61,414,355	$5	$341,846	$(329,044)	$12,807

	Three Months Ended March 31, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	3,985,002	$—	31,279,264	$3	$253,652	$(279,549)	$(25,894)
Net loss	—	—	—	—	—	(10,375)	(10,375)
Exercise of options and vesting of restricted stock units (1)	—	—	159,699	—	279	—	279
Issuance of common stock through employee stock purchase plan (1)	—	—	55,670	—	—	—	—
Stock-based compensation	—	—	—	—	1,620	—	1,620
Preferred stock conversion	(365,000)	—	777,829	—	—	—	—
Balance as of March 31, 2025	3,620,002	$—	32,272,462	$3	$255,551	$(289,924)	$(34,370)

(1) The Company records the issuance of the shares when they are recorded by the transfer agent and as such, there could be timing differences between when the expense is recorded and shares are transferred.

See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income (loss)	$1,539	$(10,375)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	135	172
Non-cash lease expense	31	173
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(3,900)	835
Change in fair value of contingent earnout liability	(7,402)	820
Paid-in-kind interest	—	266
Stock-based compensation expense	2,472	1,620
Allowance for credit losses	52	39
Loss on disposal of property and equipment	1	117
Amortization of debt issuance costs	296	235
Changes in operating assets and liabilities
Accounts receivable	1,291	(366)
Inventory, net	(701)	(114)
Prepaid expenses and other assets	(423)	511
Operating lease liabilities	(31)	(56)
Trade payables and accrued liabilities	160	1,624
Net cash used in operating activities	(6,480)	(4,499)
Cash flows from investing activities
Purchases of property and equipment	(141)	(754)
Proceeds from disposal of property and equipment	—	40
Net cash used in investing activities	(141)	(714)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	42,625	—
Proceeds from the exercise of stock options for common stock	32	279
Debt issuance costs	(263)	(520)
Proceeds from the issuance of debt	—	10,000
Payments on finance lease liabilities	(9)	(71)
Net cash provided by financing activities	42,385	9,688
Increase in cash, cash equivalents and restricted cash	35,764	4,475
Cash, cash equivalents and restricted cash, beginning of period	20,789	8,875
Cash, cash equivalents and restricted cash, end of period	$56,553	$13,350
Supplemental disclosures of cash flow information
Cash paid for interest	1,140	709
Cash paid for income taxes	—	1
Supplemental disclosure of noncash items
Right-of-use assets obtained in exchange for new finance lease liabilities	57	—
Non-cash capital expenditures included in trade payables	70	87
Fixed assets purchased through exchange of finance lease right-of-use asset	—	85
Derecognition of finance lease right-of-use asset	—	(85)
Fair value of warrants issued with OrbiMed debt	—	366
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited, amounts in thousands, except percentages, share and per share data)
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In management's opinion, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring items, considered necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2025 to conform to current period and fiscal year 2025 presentation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We invest excess cash primarily in money market funds. Restricted cash of $0.4 million was held in a separate account at our bank to support our corporate credit card program and was recorded in other assets on our condensed consolidated balance sheets as of December 31, 2025. This restricted cash account was closed during the first quarter of 2026, and the balance was transferred to our operating cash account. As of March 31, 2026, we had no restricted cash.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. The most significant estimates relate to the valuation of the OrbiMed warrant liabilities (see Note 5), the contingent earnout liability (see Note 4), the revenue base redemption liability (see Note 9) and the valuation allowance on deferred tax assets.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our opening accounts receivables balance as of January 1, 2025 was $5.1 million. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience, as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.
The following table summarizes the allowance for credit losses accounts activity for the three months ended March 31, 2026:

March 31, 2026
Beginning Balance	$24
Amount charged (reversed) to costs and expenses	60
Write-off of uncollectible receivables	(8)
Ending Balance	$76
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
We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized $0.2 million and $0.2 million of rebates for the three months ended March 31, 2026 and 2025, respectively.

Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external services we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod during the three months ended March 31, 2026 and 2025, respectively, (see Note 7).

In 2021, we entered into a 5-year Alliance Program (the “MDACC Agreement”) with the University of Texas MD Anderson Cancer Center (“MDACC”) to serve as the lead investigators for the PERIO-01, PERIO-02, and PERIO-03 studies. The term of the agreement was for the later of (i) five years or (ii) until the applicable studies are completed. Prior to the expiration of the term of the MDACC Agreement, either party may terminate the MDACC Agreement if the other party commits a material breach of the agreement and fails to cure such breach within 30 days of receiving notice of such breach. Effective February 25, 2025, we modified our payment terms. In Q1 2026, we obtained approval under the MDACC Agreement for a study related to the use of Yttrium-90 ("Y90") using our PEDD technology.
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
Common Stock

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
On February 23, 2026, the Offering closed, which resulted in the issuance of the Shares for net proceeds of approximately $37.0 million. On February 25, 2026, the Underwriters purchased the Option Shares which resulted in additional net proceeds of approximately $5.6 million. The Company recognized $3.4 million in offering costs directly attributable to the Offering, which were recorded as a reduction of additional paid-in capital on the condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which amends ASC 470-20, Debt: Debt With Conversion and Other Options, to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. Based primarily on the consensus-for-exposure reached on Issue 23-A, Induced Conversion of Convertible Debt Instruments, by the Emerging Issues Task Force on September 14, 2023. The ASU is intended to “improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible.” The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted the amendments in Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. We adopted ASU 2024-04 on January 1, 2026. The adoption of this standard had no impact on our condensed consolidated financial statements.
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

(2) Financial Instruments
Our financial instruments consist of warrant liabilities, the contingent earnout liability, a Standby Equity Purchase Agreement ("SEPA"), and the revenue based redemption liability related to the Credit Agreement we entered into with OrbiMed (the "OrbiMed Credit Agreement"). The carrying values of cash and cash equivalents, accounts receivable, net and trade payables approximate fair value through the use of publicly available market prices as of March 31, 2026 and December 31, 2025. In general, asset and liability fair values are determined using the following categories:
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
Our contingent earnout liability, warrant liabilities, SEPA liability and revenue base redemption liability are measured at fair value on a recurring basis (see Notes 4, 5, 8, and 9, respectively). The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the OrbiMed Warrants (defined in Note 5), contingent earnout liability and SEPA liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3 inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of a peer group companies.
The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq Global Market (the "Nasdaq"). The Private Placement Warrants and Working Capital Warrants are similar to the Public Warrants and, therefore, use the same fair value as the Public Warrants (see Note 5).
We use a Black-Scholes option pricing model to estimate the fair value of the OrbiMed Warrants (defined in Note 5), as warrants give the holders the right, but not the obligation, to purchase the underlying securities at a contractual exercise price. This method utilizes certain unobservable inputs, including the determination of the expected volatility, and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including a potential change in control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the warrant liabilities, which could also result in material non-cash gains or losses being reported in the condensed consolidated statement of operations. The expected volatility was implied from a blend of the Company's own common shares and the average historical share volatilities of several public companies within the Company's industry that the Company considers to be comparable to its own business.
The estimated fair value of the contingent earnout liability was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates as further described in Note 4.
The repayment of the loans under the OrbiMed Credit Agreement is referred to as the "revenue base redemption liability" (see Note 9). We determine the value of the revenue base redemption liability using a Monte Carlo simulation of future revenue and valuing the Term Loan (as defined in Note 9) using the with and without method. The fair value of our long-term debt was estimated using a discounted cash flow model, which utilizes Level 3 inputs. The fair value of our long-term debt was $34.6 million and $34.7 million at March 31, 2026 and December 31, 2025, respectively.

As of December 31, 2025 and March 31, 2026, there was no outstanding SEPA liability as the agreement expired on November 1, 2025. The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability and revenue base redemption liability for the three months ended March 31, 2026.

Warrant Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2026
Public Warrants - Level 1	$2,908	$(806)	$—	$2,102
Private Placement Warrants - Level 2	$7,352	$(2,037)	$—	$5,315
Working Capital Warrants - Level 2	$1,660	$(460)	$—	$1,200

Level 3 Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2026
Contingent earnout liability	$10,144	$(7,402)	$—	$2,742
OrbiMed Warrant liability	$972	$(514)	$—	$458
Revenue base redemption liability	$383	$(83)	$—	$300
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA liability and revenue base redemption liability for the three months ended March 31, 2025:

Warrant Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2025
Public Warrants - Level 1	$1,927	$193	$—	$2,120
Private Placement Warrants - Level 2	$4,872	$487	$—	$5,359
Working Capital Warrants - Level 2	$1,100	$110	$—	$1,210

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at March 31, 2025
Contingent earnout liability	$7,401	$820	$—	$8,221
SEPA liability	$55	$(32)	$—	$23
OrbiMed Warrant liability	$362	$19	$366	$747
Revenue base redemption liability	$507	$57	$—	$564
(3) Inventory
The components of inventory are summarized as follows:

	March 31, 2026	December 31, 2025
Raw materials	$1,316	$1,289
Finished goods	2,600	1,897
Reserve for obsolete inventory	(138)	(109)
Inventory, net	$3,778	$3,077

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
The contingent earnout liability was remeasured to its fair value of $2.7 million and $10.1 million as of March 31, 2026 and December 31, 2025, respectively, based on a Monte Carlo simulation valuation model. This remeasurement resulted in recording a gain of $7.4 million and a loss of $0.8 million for the years ended March 31, 2026 and 2025, respectively, classified as change in fair value of contingent earnout liability in the condensed consolidated statements of operations. Assumptions used in the valuation are described below:

	March 31, 2026	December 31, 2025
Current stock price	$4.00	$6.98
Expected share price volatility	70.0%	70.0%
Risk-free interest rate	3.8%	3.5%
Expected term (years)	2.4	2.6
Estimated dividend yield	—%	—%
The estimated fair value of the liability was determined using a Monte Carlo simulation valuation model using a distribution of potential outcomes. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)expected volatility, which is based on the historical equity volatility of the Company for a term equal to the expected term of the earnout period;
(b)expected term, which we based on the earnout period per the agreement;
(c)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term of the earnout period; and
(d)expected dividend yield, which we estimate to be 0% based on the fact that we have never paid or declared dividends.
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.

(5) Warrants
Warrants that have not been tendered for exchange and outstanding as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	222,068
Total warrants	7,402,541	7,402,541
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, the Company assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of March 31, 2026 and December 31, 2025, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation. The Public Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. We may redeem for cash the outstanding Public Warrants:
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
On May 24, 2024, we entered into Amendment No. 1 to Warrant Agreement (the "Warrant Amendment") into with respect to the Public Warrants. As a result all of the outstanding Public Warrants may be exchanged, at our option, at any time while they are exercisable and prior to their expiration, at the office of the warrant agent, upon notice to the holders of the then outstanding Public Warrants, at the exchange rate of 0.27 shares of Common Stock per Public Warrant (subject to equitable adjustment by us in the event of any stock splits, stock dividends, recapitalizations or similar transaction with respect to the Common Stock).
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2026 and December 31, 2025, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

We determined that the Public Warrants, Private Placement Warrants and Working Capital Warrants do not meet the criteria to be equity classified and should be recorded as liabilities. Our analysis concluded liability classification under ASC 815, Derivatives and Hedging, as these warrants include a provision that could allow cash settlement upon an event outside our control, and such event may not result in a change in control of the Company. As a result, the Public Warrants, Private Placement Warrants and Working Capital Warrants do not meet the criteria for equity classification.
As of March 31, 2026, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.1 million, $5.3 million, and $1.2 million, respectively. As of December 31, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.9 million, $7.4 million, and $1.7 million, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrants is equivalent to that of each Public Warrant.
There was no activity related to the Public Warrants, Private Placement Warrants and Working Capital Warrants for the three months ended March 31, 2026 and 2025.
OrbiMed Warrant
In connection with the closing of our initial $25.0 million borrowing under the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (as adjusted from time to time the "Exercise Price") per share, or approximately $1.3 million in the aggregate. As of March 31, 2026, the Exercise Price was $8.1604 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.1 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts (see Note 9), if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable borrowed amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. In connection with the First Delayed Draw Term Loan Commitment draw (see Note 9) on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrants"), with the initial exercise price of $5.4787, or approximately $0.5 million. As of March 31, 2026, the Exercise Price was $5.1556 per share pursuant to the terms of the Subsequent OrbiMed Warrant, or approximately $0.5 million in the aggregate. The Subsequent OrbiMed Warrant expires on February 18, 2032 (the "Expiration Date").
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

Adjustments
The current Exercise Price and the number of Warrant Shares underlying the OrbiMed Warrants are subject to certain anti-dilutive adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations or substitutions. Additionally, the Exercise Price will be adjusted if shares, which include options and convertible securities settled in common stock) are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as "Warrant Adjustments.” As a result of the Offering Price being lower than the Exercise Price for shares issued in the Offering on February 23, 2026, the Exercise Price for the Initial OrbiMed Warrant was adjusted to $8.1604 per share and the Exercise Price of the Subsequent OrbiMed Warrant was adjusted to $5.1556 per share.
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
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the OrbiMed Warrants in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock. Therefore, it is considered as a derivative instrument under ASC 815 and will be classified as a liability and is subsequently measured at fair value with changes reported within the change in fair value of SEPA, warrant and revenue base redemption liabilities of the condensed consolidated statement of operations following the proceeds from the issuance of the Initial Term Loan.
Fair Value
The estimated fair value of the OrbiMed Warrant liabilities were determined using the Black-Scholes option pricing model. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)expected term, based on the Initial Term Loan maturity date;
(b)risk-free interest rate, which was determined by reference to the U.S. Treasury yield curve for time periods commensurate with the expected term;
(c)expected volatility, which is based on the historical equity volatility of the Company and publicly traded peer companies for a term equal to the expected term;
(d)expected dividend yield, which we estimate to be 0% based on the fact that we have never paid or declared dividends on the Company's common stock;
(e)exercise price, which we calculate as prescribed by the OrbiMed Credit Agreement; and
(f)our stock price, as of the closing price per the Nasdaq on the last day of the reporting period.

The key inputs used in the valuation of the Initial OrbiMed Warrant were as follows:

	March 31, 2026	December 31, 2025
Expected term (years)	5.1	5.3
Risk free interest rate	3.9%	3.8%
Expected volatility	70.0%	70.0%
Dividend yield	—%	—%
Exercise price	$8.1604	$8.8398
Stock price	$4.00	$6.98
The key inputs used in the valuation of the Subsequent OrbiMed Warrant were as follows:

	March 31, 2026	December 31, 2025
Expected term (years)	5.9	6.1
Risk free interest rate	4.0%	3.9%
Expected volatility	70.0%	70.0%
Dividend yield	—%	—%
Exercise price	$5.1556	$5.3322
Stock price	$4.00	$6.98
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(6) Income Taxes
The Company's full pretax income (loss) for the three months ended March 31, 2026 and 2025 was from U.S. domestic operations. The Company's effective tax rate ("ETR") from continuing operations was 0.26% and (0.05)% for the three months ended March 31, 2026 and 2025, respectively. The discrete items recorded for the quarter primarily related to the tax impact of the change in the fair value of warrant and revenue base redemption liabilities and the change in fair value of contingent earnout liability.
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
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three months ended March 31, 2026 and 2025, we made no payments to Dynavax.

(8) Standby Equity Purchase Agreement
In October 2023, we entered into a SEPA with Yorkville Advisors Global, LP ("Yorkville"). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to $30.0 million of Common Stock, par value $0.0001 per share, at our request any time during the commitment period commencing on October 2, 2023 (the “Effective Date”) and terminating on the first day of the month following the 24-month anniversary of the Effective Date (the "Commitment Period"), which was November 1, 2025. Each issuance and sale to Yorkville under the SEPA (an “Advance”) was subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the average of the daily volume of the Common Stock on the Nasdaq for the 10 trading days immediately preceding an Advance notice, or (ii) 1,000,000 shares of Common Stock. During the Commitment Period, the Company had the option to issue and sell shares to Yorkville at a per-share price equal to: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), or (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume-weighted average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on the Nasdaq during the Option 2 Pricing Period. The Advances were subject to certain limitations, including that Yorkville could not purchase any shares that would result in it beneficially owning more than 4.99% of the outstanding voting power or Common Stock. Further, Yorkville could not purchase shares that would result in it acquiring more than 5,260,704 shares of Common Stock, which represented 19.99% of the outstanding Common Stock, as of the effective date of SEPA. The SEPA expired on November 1, 2025.
The SEPA contract was accounted for as a derivative as it was an equity-linked contract that did not qualify for equity classification under ASC 815. Therefore, the SEPA was recognized as a liability measured each period at fair value in accordance with ASC 820, Fair Value Measurement, on the condensed consolidated balance sheets and the change in fair value of the SEPA liability is recorded on the condensed consolidated statements of operations. As of December 31, 2025 and March 31, 2026, there was no outstanding derivative liability as the SEPA expired. See Note 2 for information regarding changes in fair value during the three months ended March 31, 2025.
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

As part of the First Amendment to the OrbiMed Credit Agreement and Registration Rights Agreement, effective March 20, 2025, we received a waiver for the prior default events related to the Series A Convertible Preferred Stock conversions and the OrbiMed Credit Agreement was amended to allow for these conversions going forward. In addition, we received a waiver on March 31, 2025 to extend the timing for the required audited financial statements to occur on or before April 15, 2025. Effective on April 30, 2025, the Second Amendment to the OrbiMed Credit Agreement allowed for the Company to accelerate payment of the Series A Preferred Stock dividends in cash payments in lieu of fractional shares upon conversion of Preferred Stock.
On November 10, 2025, we entered into the Third Amendment to the OrbiMed Credit Agreement ("OrbiMed Third Amendment"), which lowered the minimum cash requirement for the liquidity covenant from $10.0 million to $5.0 million. In addition, we received a waiver for the prior default related to the 30 days written notice of the change in our Chief Financial Officer.
On March 26, 2026, we entered into the Fourth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Fourth Amendment"), which reduced two of the Product Revenue Base (defined below) thresholds.
Repayment
If the Product Revenue Base (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the Company will start repaying the outstanding principal amount on the Term Loans. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “revenue base redemption liability.” The OrbiMed Fourth Amendment modified the Product Revenue Base thresholds to the following:

Test Dates (fiscal Quarter Ending)	Product Revenue Base for 12 Month Period
March 31, 2026	$43,500
June 30, 2026	$46,000
September 30, 2026 and each Fiscal Quarter ending thereafter	$50,000
As of March 31, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.
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
Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. Subsequent to achieving the First Delayed Draw Term Loan Commitment revenue requirement, the Subsequent OrbiMed Warrants were issued (see Note 5) for further discussion.
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
In 2024, we recorded the Initial Term Loan as long-term debt, and recorded the issuance costs incurred to obtain the loan as contra-debt, in accordance with ASC 470, Debt. We incurred $2.6 million in legal, origination and other fees to acquire the OrbiMed Credit Agreement. In 2025, we recorded the First Delay Draw Term Loan as long-term debt and incurred $0.5 million in issuance costs, which were deferred financing costs on the condensed consolidated balance sheets. In connection with the OrbiMed Fourth Amendment, we incurred $0.3 million in fees which were deferred and will be amortized over the life of the Term Loans.
During the three months ended March 31, 2026, we recorded interest expense of $1.4 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $1.1 million was cash interest and $0.3 million was amortization of debt issuance costs and debt discount.

The following table summarizes activity within the Term Loan for the three months ended March 31, 2026 and for the year ended December 31, 2025:

OrbiMed Debt
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	766
PIK interest	800
Accretion of exit fee liability	283
Balance at December 31, 2025	$33,046
Debt issuance costs (cash)	(263)
Amortization of debt issuance costs	221
Accretion of exit fee liability	75
Balance at March 31, 2026	$33,079
(10) Convertible Preferred Stock
As of March 31, 2025, the Company had 3,620,002 shares of Series A Convertible Preferred Stock ("Preferred Stock") outstanding. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of March 31, 2025, total undeclared cumulative dividends were $4.7 million. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except the statement of operations.
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
As of March 31, 2026, there are no outstanding shares of Preferred Stock. The Company is authorized to issue up to 10,000,000 shares of preferred stock with 10,000,000 shares available for issuance.
(11) Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. During periods where we might earn net income, we would allocate to participating securities a proportional share of net income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Our preferred stock, if any, participates in any dividends declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where we incur net losses, we do not allocate a loss to participating securities because they have no contractual obligation to share in our losses.

We computed diluted earnings (loss) per common share after giving consideration to the dilutive effect of stock options, RSUs, PSUs and warrants that are outstanding during the period, as well as potential common shares issuable under our Employee Stock Purchase Plan ("ESPP"), except where such nonparticipating securities would be antidilutive. As we have reported a net loss for the three months ended March 31, 2025, diluted net loss per common share is the same as basic net loss per common share for the period.
The following table provides the calculation of basic and diluted net earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net income (loss)	$1,539	$(10,375)
Undeclared dividends on Series A Preferred Stock	—	(712)
Net income (loss) attributable to common stockholders	$1,539	$(11,087)

Denominator:
Weighted average common shares outstanding, basic	51,539,682	28,527,453
Dilutive awards outstanding	774,728	—
Weighted average common shares outstanding, diluted	52,314,410	28,527,453

Earnings (loss) per share:
Basic	$0.03	$(0.39)
Diluted	$0.03	$(0.39)
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted earnings (loss) per share because such securities have an antidilutive impact:

	Three Months Ended
	March 31, 2026	March 31, 2025
Preferred stock	—	22,754,297
Common stock warrants	7,402,541	7,402,541
RSUs and PSUs	1,297,977	713,140
Stock options	7,043,683	5,501,567
Shares issuable under the SEPA	—	3,468,998
Shares issuable under ESPP	—	48,948
Total	15,744,201	39,889,491
(12) Stock-Based Compensation
Equity Incentive Plans
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors (the "Board") and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees, executive officers, directors and consultants. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan has not been used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. As of March 31, 2026, there were 1,161,685 awards outstanding and no shares available for future grant under the 2009 Plan.

Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of ten years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025 and 2026, the authorized shares under the 2023 Plan increased by 2,383,545 shares and shares 3,331,683 shares, respectively. The 2023 Plan will expire on August 10, 2033, unless modified by the Board of Directors or a duty authorized committee thereof.
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
As of March 31, 2026, the balances under the 2023 Plan were as follows:

	March 31, 2026
	Authorized	Outstanding (1)	Available for Issue
2023 Plan	13,685,930	8,710,925	4,439,939
(1)Outstanding excludes RSU releases and option exercises under the 2023 plan.
Stock Options
Historically, we have used stock options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increase relative to the option’s exercise price. Stock options are granted with an exercise price equal to the fair market value of our common stock on the grant date. Stock options generally have a ten-year contractual term and typically have graded vesting over one to four years. We may grant stock options with a performance condition. The performance stock options vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of the performance stock options meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of March 31, 2026, we had one performance stock option award outstanding.
The following table summarizes activity for stock options under the 2009 Plan and 2023 Plan for the three months ended March 31, 2026:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,406,664	$5.94	7.4	$13,358
Granted	991,662	4.95
Exercised	(6,725)	4.76		1
Forfeited	(275,020)	5.58
Expired	(19,295)	5.94
Outstanding at March 31, 2026	8,097,286	$5.84	7.3	$2,255
Exercisable at March 31, 2026	3,394,293	$6.01	4.9	$2,185

The fair value of each stock option granted during the three months ended March 31, 2026 was determined using the Black-Scholes option pricing model.
We recorded compensation expense for stock options during the three months ended March 31, 2026 and 2025 of $1.5 million and $1.1 million, respectively. As of March 31, 2026, there was $13.4 million of unrecognized compensation expense related to stock options and will be expensed over a weighted average period of 2.8 years.
Restricted and Performance Stock
Pursuant to both the 2009 and 2023 Plans, we issue restricted stock unit awards ("RSUs") and performance stock unit awards ("PSUs"). The estimated fair value of the awards at the time of grant was determined using the price of our common stock on the grant date for the RSUs and PSUs. All such grants are satisfied through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock at specified vesting dates. Typically, RSUs vest over four years, with 25% of the awarded units vesting at each annual anniversary of the grant date. PSUs are share awards that vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of PSUs meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of March 31, 2026, we had two PSU awards outstanding.
The following table summarize activity for RSUs and PSUs under the 2009 Plan and 2023 Plan for the three months ended March 31, 2026:

	Number of Stock Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2026	1,826,613	$6.18
Granted	183,376	4.14
Vested	(145,361)	7.04
Forfeited	(91,023)	5.91
Unvested at March 31, 2026	1,773,605	$5.91
We recorded compensation expense for RSUs and PSUs during the three months ended March 31, 2026 and 2025 of $0.9 million and $0.5 million, respectively. As of March 31, 2026, there was $8.4 million of unrecognized compensation expense related to RSUs and PSUs and will be expensed over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees and certain designated companies with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. There were 2,350,530 shares of Common Stock initially reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025 and 2026, the authorized shares under ESPP increased by 953,418 shares. and shares 1,332,673, respectively.
During the three months ended March 31, 2026, we recognized compensation expense of $0.1 million related to the ESPP, and no shares have been purchased. We record the issuance of shares when they are recorded by the transfer agent and, as such, there could be timing differences between when the expense is recorded and shares are transferred.

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
(14) Leases
We have two property leases in effect as of March 31, 2026, which we account for as operating leases. We lease office, manufacturing and warehouse space under these leases. Both leases contain options to extend the respective lease terms, which were excluded in determining the expected lease term as it was not reasonably certain we would exercise these options. We also have three finance leases for copier equipment and computers in our facilities, including one entered into during the three months ended March 31, 2026.
The components of lease expense for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease expense	$75	$97
Finance lease expense:
Amortization of ROU assets	14	20
Interest on lease liabilities	3	1
Total finance lease expense	17	21
Total lease expense	$92	$118

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of TriSalus Life Sciences, Inc. (for purposes of this section, the “Company,” “TriSalus” “we,” “us” and “our”) should be read together with TriSalus’ condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and for our audited financial statements and related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC, on March 5, 2026 ("Annual Report"). Some of the information contained in this discussion and analysis includes forward-looking statements that involves risks and uncertainties. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements”. As a result of many factors, including those factors set forth in the section captioned "Item 1A. Risk Factors" of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
In 2025, we expanded our portfolio of PEDD devices with the commercial launch of the TriNav® FLX Infusion System and the TriNav XP Infusion System, further broadening the TriNav product family. These systems complement the Company’s existing TriNav Infusion System, TriNav LV Infusion System and TriGuide Guiding Catheter and are designed to support therapeutic delivery across a broader range anatomical complexity. The TriNav FLX Infusion System incorporates a more flexible distal tip, intended to improve trackability and navigation in tortuous vasculature. While the TriNav XP Infusion System also includes the more flexible distal tip, it is also designed to support delivery of larger embolic particles, expanding procedural versatility across embolization applications. Together with TriNav LV, which is suitable for vessels 3.5 mm to 5.0 mm in diameter, these products are intended to increase the addressable embolization market. TriNav FLX and TriNav XP are eligible for the same HCPCS reimbursement codes as previously commercialized TriNav products, allowing for integration into existing reimbursement framework.
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

We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immune-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the ability and value of our PEDD technology. We have completed Phase I dose escalation (UMLM and LA-PDAC) and Phase Ib (ICC/HCC) clinical trials for nelitolimod. Due to physician and investigator interest, we are supporting two Investigator Initiated Trials of nelitolimod, one in patients with advanced HCC in combination with cryoablation, durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Due to the excessive cost of capital, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. Our PERIO-03 Phase I dose escalation in LA-PDAC is complete and we anticipate releasing a consolidated clinical update in the second half of 2026 and will begin discussions for a pharmaceutical partner for further clinical development.
Factors Affecting Our Performance
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of our Annual Report titled “Risk Factors.” In particular, our performance is affected by:
•The continued acceptance and growth of TriNav in the marketplace. While we believe TriNav to be a superior technology for the delivery of therapies to tumors, particularly high-density tumors, there are other technologies with which we compete. Our ability to increase TriNav sales depends on the skills of our sales force and the willingness of the marketplace to use TriNav.

•Our ability to attract and retain skilled sales representatives and commercial personnel is central to our performance. We have invested in building an organizational structure designed to support both our core market and our expanding portfolio of embolization applications. The market for qualified medical device sales talent is highly competitive, and any difficulty in recruiting or retaining personnel with the requisite clinical knowledge and commercial expertise could impair our ability to execute on our growth strategy and achieve category leadership in embolization.
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
Interest Income
Interest income is for interest earned on our cash and cash equivalents.

Interest Expense
Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly exit and commitment fees.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
Change in fair value of SEPA, warrant and revenue base redemption liabilities represents the change in fair value at each reporting period of the SEPA, the change in fair value of the Public Warrants, Private Placement Warrants and Working Capital Warrants (the "Exchange Warrants"), the change in fair value of the OrbiMed Warrants and the change in fair value of the revenue base redemption liability.
Change in Fair Value of Contingent Earnout Liability
Change in fair value of contingent earnout liability represents the fair value remeasurement of the contingent earnout liability at each reporting period.
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
Results of Operations:
The following table sets forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change
Revenue	$8,899	$9,167	$(268)	(2.9)%
Cost of goods sold	1,230	1,495	(265)	(17.7)%
Gross profit	7,669	7,672	(3)	—%
Operating expenses:
Research and development (1)	3,216	3,021	195	6.5%
Sales and marketing	7,413	6,734	679	10.1%
General and administrative (1)	5,451	5,246	205	3.9%
Loss from operations	(8,411)	(7,329)	(1,082)	14.8%
Other income (expense)
Interest income	164	74	90	n.m.
Interest expense	(1,436)	(1,209)	(227)	18.8%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	3,900	(835)	4,735	n.m.
Change in fair value of contingent earnout liability	7,402	(820)	8,222	n.m.
Other expense, net	(76)	(251)	175	(69.7)%
Income (loss) before income taxes	1,543	(10,370)	11,913	n.m.
Income tax expense	(4)	(5)	1	(20.0)%
Net income (loss)	$1,539	$(10,375)	$11,914	n.m.

(1)Amounts presented in the quarter ended March 31, 2025 have been revised to align expense classification for the 2025 fiscal year period.
n.m: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.

Comparison of the Three Months Ended March 31, 2026, and 2025
Revenue
Revenue decreased $0.3 million, or 2.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in revenue was primarily due to the Company's commercial expansion.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $0.3 million, or 17.7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in cost of goods sold was primarily due to both lower unit volume and a reduction in cost per TriNav unit sold.
Gross profit was relatively consistent for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, while gross margin increased from 83.7% to 86.2% year over year. The increase in gross margin was primarily driven by lower average cost per TriNav unit.
Research and Development
R&D expenses increased by $0.2 million, or 6.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to an increase in non-cash stock-based compensation expense during the three months ended March 31, 2026 compared to prior year.
Sales and Marketing
Sales and marketing expenses increased by $0.7 million, or 10.1%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to increased investment with our sales organization expansion and non-cash stock-based compensation expense during the three months ended March 31, 2026 compared to prior year.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million, or 3.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to non-cash stock-based compensation expense, partially offset by lower professional services costs related to legal and audit related expenses.
Interest Income
Interest income increased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to interest earned on a higher cash and cash equivalents balance during the three months ended March 31, 2026 compared to prior year.
Interest Expense
Interest expense increased by $0.2 million or 18.8% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was due to interest on borrowings under the First Delayed Draw Term Loan that was only outstanding for a portion of the three months ended March 31, 2025, and the lender fee incurred for the OrbiMed Fourth Amendment, offset by no PIK interest for the three months ended March 31, 2026.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and revenue base redemption liabilities resulted in a gain of $3.9 million in the three months ended March 31, 2026, compared to a loss of $0.8 million in the three months ended March 31, 2025, a difference of $4.7 million. The change was primarily due to a decrease in the Company's stock price during the three months ended March 31, 2026 as compared to prior year.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of contingent earnout liability resulted in a gain of $7.4 million for the three months ended March 31, 2026 compared to a loss of $0.8 million for the three months ended March 31, 2025. The change in the fair value of the contingent earnout liability during the period is primarily driven by a change of the following inputs into the valuation of the liability: the decrease in stock price, the shortened achievement time frame for the vesting thresholds and the slight decrease in the risk-free rate.

Other Expense, Net
Other expense, net, decreased by $0.2 million, or 69.7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease is primarily driven by the retirement of lease assets that did not recur during three months ended March 31, 2026.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred operating losses of $8.4 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. We had cash and cash equivalents of approximately $56.6 million and $20.4 million as of March 31, 2026 and December 31, 2025, respectively. Since inception, we have financed operations primarily through the issuance of and sales of common and preferred stock, convertible notes, term loans and proceeds from the exercise of warrants. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital through the issuance of additional equity and/or debt. There can be no assurance that we will be able to raise such additional financing on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.

On February 23, 2026 and February 25, 2026, we raised net proceeds of $42.6 million through a public offering of shares of our Common Stock, including the purchase of optional shares as per the Underwriting Agreement. On March 26, 2026, we entered into the OrbiMed Fourth Amendment, which reduced two of the Product Revenue Base (see Note 9) thresholds. As of March 31, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.
Cash Flows
Comparison of the Three Months Ended March 31, 2026 and 2025.
The following table presents net cash from operating activities, investing activities and financing activities (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(6,480)	$(4,499)
Net cash used in investing activities	(141)	(714)
Net cash provided by financing activities	42,385	9,688
Net increase in cash, cash equivalents and restricted cash	$35,764	$4,475
Cash Used in Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities was $6.5 million. The net cash used in operating activities consisted of net income of $1.5 million, adjusted for non-cash activity totaling $8.3 million, primarily related to a gain on the adjustment of the fair value of the contingent earnout liability and the fair value of the SEPA, warrant and revenue base redemption liabilities of $7.4 million and $3.9 million, respectively, partially offset by stock-based compensation of $2.5 million, depreciation of $0.1 million and amortization of debt issuance costs of $0.3 million. Net operating assets decreased by $0.3 million, primarily due to a decrease in accounts receivable partially offset by increases in inventory, net and prepaid expenses.
For the three months ended March 31, 2025, net cash used in operating activities was $4.5 million. The net cash used in operating activities consisted of net loss of $10.4 million adjusted for non-cash activity totaling $4.3 million, primarily related to stock-based compensation of $1.6 million, the adjustments of the fair value of the contingent earnout liability of $0.8 million and SEPA, warrant and revenue base redemption liabilities of $0.8 million. The change in net operating assets and liabilities decreased $1.6 million, due primarily to an increase in trade payables and accrued liabilities.

Cash Used in Investing Activities
Net cash used in investing activities of $0.1 million for the three months ended March 31, 2026 was primarily due to purchases of property and equipment of $0.1 million.
Net cash used in investing activities of $0.7 million for the three months ended March 31, 2025 was primarily due to purchases of property and equipment of $0.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $42.4 million for the three months ended March 31, 2026, consisted primarily of $42.6 million of net proceeds raised from the issuance of Common Stock through a public offering.
Net cash provided by financing activities of $9.7 million for the three months ended March 31, 2025 was due to $9.5 million, net of expenses, from the First Delayed draw under the OrbiMed Credit Agreement.
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
Contractual Obligations and Commitments
Our contractual obligations as of March 31, 2026, include lease obligations of $2.0 million, reflecting the minimum commitments for our principal administrative and production facility, other office spaces and computers.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of March 31, 2026, and may be required to pay Dynavax up to an additional $170.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80.0 million upon achieving certain commercial milestones for nelitolimod. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates:
Our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2025. Also refer to Note 1, Nature of Business and Basis of Presentation, in this report. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2026, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimation. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable for a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K of the Securities Act
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting previously identified, which continues to exist as of March 31, 2026, as discussed below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, based upon the framework presented in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026, due to the material weakness discussed below.

Remediation of Previously Disclosed Material Weaknesses
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. In connection with our consolidated financial statements for the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting with respect to accounting for significant transactions.
During the three months ended March 31, 2026, we have taken measures to address the material weakness identified in the 2025 Annual Report and enhance our internal control over financial reporting. We have:
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

•engaged third-party consulting firm to review technical accounting matters
As of March 31, 2026, one material weakness remains unremediated related to accounting for significant transactions. While management implemented revised processes and hired additional resources, sufficient time has not elapsed to demonstrate operating effectiveness. The material weakness will be considered remediated when the controls we have implemented operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2026, other than the remediation actions described above, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 13, Commitments And Contingencies, to the condensed consolidated financial statements of this report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Fourth Amendment to Credit Agreement by and among TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc. and OrbiMed Royalty & Credit Opportunities IV, LP	Filed herewith
19.1	TriSalus Life Sciences, Inc. Amended and Restated Insider Trading Policy	Filed herewith
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
Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
101.INS	Inline XBRL Instance Document – the instance documents does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
101.DEF	Inline XBRL Taxonomy Extension Schema Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101)
*
This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriSalus Life Sciences, Inc.

By:	/s/ David Patience
	Name:	David Patience
	Title:	Chief Financial Officer
	Date:	May 12, 2026