Form 10-Q
period 2026-06-30
TriSalus Life Sciences, Inc.
filed 2026-08-06
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 61,574,600 outstanding shares of common stock as of August 4, 2026.

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
•our ability to service our indebtedness;
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

Part I - Financial Information
Item 1. Financial Statements

TriSalus Life Sciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$46,288	$20,439
Accounts receivable (net of allowance of $98 and $24, respectively)	6,459	6,558
Inventory, net	4,205	3,077
Prepaid expenses	2,792	2,170
Total current assets	59,744	32,244
Property and equipment, net	1,837	1,808
Right-of-use assets	798	861
Other assets	69	418
Total assets	$62,448	$35,331
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Trade payables	$3,763	$3,002
Accrued liabilities	7,107	8,096
Short-term lease liabilities	244	167
Other current liabilities	58	234
Total current liabilities	11,172	11,499
Long-term debt	33,065	33,046
Revenue base redemption liability	489	383
Long-term lease liabilities	1,117	1,228
Contingent earnout liability	3,738	10,144
Warrant liabilities	6,317	12,892
Total liabilities	55,898	69,192
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 61,469,572 shares and 49,997,836 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	344,776	296,718
Accumulated deficit	(338,231)	(330,583)
Total stockholders’ equity (deficit)	6,550	(33,861)
Total liabilities and stockholders’ equity (deficit)	$62,448	$35,331
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$11,407	$11,213	$20,306	$20,380
Cost of goods sold	1,508	1,802	2,738	3,297
Gross profit	9,899	9,411	17,568	17,083
Operating expenses:
Research and development (1)	3,137	3,670	6,353	6,691
Sales and marketing	11,416	7,163	18,829	13,897
General and administrative (1)	5,159	5,910	10,610	11,156
Loss from operations	(9,813)	(7,332)	(18,224)	(14,661)
Other income (expense)
Interest income	457	134	621	208
Interest expense	(1,490)	(1,423)	(2,926)	(2,632)
Change in fair value of SEPA, warrant and revenue base redemption liabilities	2,569	(330)	6,469	(1,165)
Change in fair value of contingent earnout liability	(996)	700	6,406	(120)
Other income (expense), net	90	(40)	14	(291)
Loss before income taxes	(9,183)	(8,291)	(7,640)	(18,661)
Income tax benefit (expense)	(4)	3	(8)	(2)
Net loss	$(9,187)	$(8,288)	$(7,648)	$(18,663)
Undeclared dividends on Series A Preferred Stock	—	(714)	—	(1,426)
Net loss attributable to common stockholders	$(9,187)	$(9,002)	$(7,648)	$(20,089)

Basic loss per share	$(0.16)	$(0.27)	$(0.14)	$(0.65)
Diluted loss per share	$(0.16)	$(0.27)	$(0.14)	$(0.65)
Weighted average common shares outstanding, basic	58,296,711	32,899,297	54,936,862	30,713,375
Weighted average common shares outstanding, diluted	58,296,711	32,899,297	54,936,862	30,713,375
(1)Amounts presented in the three and six months ended June 30, 2025 have been revised to align expense classification for the 2025 fiscal year period.
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited, in thousands except share data)

	Six Months Ended June 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	49,997,836	$4	$296,718	$(330,583)	$(33,861)
Net income	—	—	—	—	—	1,539	1,539
Exercise of options and vesting of restricted stock units (1)	—	—	152,877	—	32	—	32
Issuance of common stock through employee stock purchase plan (1)	—	—	44,127	—	—	—	—
Stock-based compensation	—	—	—	—	2,472	—	2,472
Proceeds from the issuance of common stock, net of issuance costs	—	—	11,219,515	1	42,624	—	42,625
Balance as of March 31, 2026	—	$—	61,414,355	$5	$341,846	$(329,044)	$12,807
Net loss	—	—	—	—	—	(9,187)	(9,187)
Exercise of options and vesting of restricted stock units (1)	—	—	55,217	—	17	—	17
Issuance of common stock through employee stock purchase plan (1)	—	—	—	—	270	—	270
Stock-based compensation	—	—	—	—	2,616	—	2,616
Short-swing profit settlement	—	—	—	—	27	—	27
Balance as of June 30, 2026	—	$—	61,469,572	$5	$344,776	$(338,231)	$6,550

(1) The Company records the issuance of the shares when they are recorded by the transfer agent and as such, there could be timing differences between when the expense is recorded and shares are transferred.

	Six Months Ended June 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	3,985,002	$—	31,279,264	$3	$253,652	$(279,549)	$(25,894)
Net loss	—	—	—	—	—	(10,375)	(10,375)
Exercise of options and vesting of restricted stock units (1)	—	—	159,699	—	279	—	279
Issuance of common stock through employee stock purchase plan (1)	—	—	55,670	—	—	—	—
Stock-based compensation	—	—	—	—	1,620	—	1,620
Preferred stock conversion	(365,000)	—	777,829	—	—	—	—
Balance as of March 31, 2025	3,620,002	$—	32,272,462	$3	$255,551	$(289,924)	$(34,370)
Net loss	—	$—	—	—	—	(8,288)	(8,288)
Exercise of options and vesting of restricted stock units (1)	—	—	155,051	—	56	—	56
Issuance of common stock through employee stock purchase plan (1)	—	—	—	—	211	—	211
Stock-based compensation (2)	—	—	—	—	2,517	—	2,517
Proceeds from the issuance of common stock, net of issuance costs	—	—	5,500,000	—	20,451	—	20,451
Preferred stock conversion	(26,000)	—	55,746	—	—	—	—
Balance as of June 30, 2025	3,594,002	$—	37,983,259	$3	$278,786	$(298,212)	$(19,423)

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

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(7,648)	$(18,663)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	271	337
Non-cash lease expense	62	210
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(6,469)	1,165
Change in fair value of contingent earnout liability	(6,406)	120
Paid-in-kind interest	—	584
Stock-based compensation expense	5,088	3,512
Allowance for credit losses	74	96
Loss on disposal of property and equipment	1	117
Amortization of debt issuance costs	632	492
Changes in operating assets and liabilities
Accounts receivable	24	(540)
Inventory, net	(1,128)	241
Prepaid expenses and other assets	(622)	777
Operating lease liabilities	(62)	(81)
Trade payables and accrued liabilities	(426)	(186)
Net cash used in operating activities	(16,609)	(11,819)
Cash flows from investing activities
Purchases of property and equipment	(223)	(661)
Proceeds from disposal of property and equipment	—	40
Net cash used in investing activities	(223)	(621)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	42,625	20,451
Proceeds from the exercise of stock options for common stock	49	335
Proceeds from the issuance of common stock through employee stock purchase plan	270	211
Debt issuance costs	(613)	(520)
Proceeds from the issuance of debt	—	10,000
Payments on finance lease liabilities	(27)	(72)
Short-swing profit settlement	27	—
Net cash provided by financing activities	42,331	30,405
Increase in cash, cash equivalents and restricted cash	25,499	17,965
Cash, cash equivalents and restricted cash, beginning of period	20,789	8,875
Cash, cash equivalents and restricted cash, end of period	$46,288	$26,840
Supplemental disclosures of cash flow information
Cash paid for interest	2,294	1,557
Cash paid for income taxes	—	16
Supplemental disclosure of non-cash items
Right-of-use assets obtained in exchange for new finance lease liabilities	57	—
Non-cash capital expenditures included in trade payables	20	20
Fixed assets purchased through exchange of finance lease right-of-use asset	—	85
Derecognition of finance lease right-of-use asset	—	(85)
Fair value of warrants issued with OrbiMed debt	—	366
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In management's opinion, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring items, considered necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the six months ended June 30, 2025 to conform to current period and fiscal year 2025 presentation. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We invest excess cash primarily in money market funds. Restricted cash of $0.4 million was held in a separate account at our bank to support our corporate credit card program and was recorded in other assets on our condensed consolidated balance sheets as of December 31, 2025. This restricted cash account was closed during the first quarter of 2026 and the balance was transferred to our operating cash account. As of June 30, 2026, we had no restricted cash.
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically on net 30 day terms. Our opening accounts receivables balance as of January 1, 2025 was $5.1 million. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.
The following table summarizes the allowance for credit losses accounts activity for the six months ended June 30, 2026:

June 30, 2026
Beginning Balance	$24
Amount charged (reversed) to costs and expenses	82
Write-off of uncollectible receivables	(8)
Ending Balance	$98
Revenue Recognition
Our revenue is derived from the shipments of our Pressure-Enabled Drug Delivery ("PEDD") infusion systems to our customers. Our customers are generally comprised of hospitals and clinics. Under ASC Topic 606, Revenue Recognition, we evaluate five steps to determine the appropriate timing and amount to recognize revenue. The five steps are:
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
5.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Freight on Board (FOB) Shipping Point. Therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order ("P.O.") or contract specifies alternate shipping terms, usually FOB destination. In those cases, we defer revenue recognition until we are assured the units have been delivered and control has transferred to the customer. Our sales team is able to make in-person sales. When this occurs, the revenue is not recognized until we receive a P.O. from the customers, with the inventory treated as consignment until the time receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation. Therefore, the costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.

We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized $0.4 million and $0.6 million of rebates for the three and six months ended June 30, 2026, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.
Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external services we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod during the three and six months ended June 30, 2026 and 2025, respectively, (see Note 7).
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
We are required to estimate our expenses resulting from our obligations under agreements with vendors, consultants, and contract research organizations in connection with conducting R&D activities. The financial terms of these contracts are subject to negotiations, which vary from agreement to agreement and may result in payment flows that do not match the periods over which goods or services are provided. We reflect R&D expenses in our condensed consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the agreements, along with preparation of financial models, taking into account discussions with research and other key personnel as to the progress of studies or other services being performed. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.
Segment Reporting
Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer ("CEO"), reviews our financial information on a consolidated basis for purposes of allocating resources and evaluating its financial performance. The CEO considers recommendations from the Chief Financial Officer ("CFO") and reviews the Monthly Financial Report ("MFR"), including financial information and the Company’s performance highlights, such as revenue, accounts receivable and inventory balances, cash flows and cash on-hand, operational expenditures and headcount. Based on the Company’s consolidated financial information, the CEO makes the key operating decisions and determines how resources should be allocated. The CODM also considers budget versus actual results and revenue trends to evaluate expenditures and allocate resources across the organization. Once the CEO has decided, the CEO and CFO are responsible for carrying out the CEO’s decisions. Since the Company operates as a single reporting segment, all required segment reporting disclosures can be found in the condensed consolidated financial statements. All of our customers and long-lived assets are located in the United States. Accordingly, we have determined we operate as a single reportable segment within a single geographic area.
Common Stock
On February 19, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the underwriters named therein (the “Underwriters”), relating to the public offering (the “Offering”) of 9,756,100 shares (the “Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at a price to the public of $4.10 per Share (the “Offering Price”). Pursuant to the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 1,463,415 shares of Common Stock (the “Option Shares”) to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions.

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

(2) Financial Instruments
Our financial instruments consist of warrant liabilities, the contingent earnout liability, a Standby Equity Purchase Agreement ("SEPA") liability, and the revenue based redemption liability related to the Credit Agreement we entered into with OrbiMed (the "OrbiMed Credit Agreement"). The carrying values of cash and cash equivalents, accounts receivable, net and trade payables approximate fair value through the use of publicly available market prices as of June 30, 2026 and December 31, 2025. In general, asset and liability fair values are determined using the following categories:
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
Our contingent earnout liability, warrant liabilities, SEPA liability and revenue base redemption liability are measured at fair value on a recurring basis (see Notes 4, 5, 8, and 9, respectively). The carrying values of the warrant liabilities represent the remeasurement to fair value each reporting period based on Level 1 inputs for the publicly traded Public Warrants and Level 2 inputs for the Private Placement Warrants and Working Capital Warrants. The carrying amounts of the OrbiMed Warrants (defined in Note 5), contingent earnout liability and SEPA liability represent the remeasurement to fair value each reporting period based on unobservable, or Level 3 inputs, using assumptions made by us, including the market price of our common stock and the observed volatility of peer group companies.
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
The repayment of the loans under the OrbiMed Credit Agreement is referred to as the "revenue base redemption liability" (see Note 9). We determine the value of the revenue base redemption liability using a Monte Carlo simulation of future revenue and valuing the Term Loan (as defined in Note 9) using the with and without method. The fair value of our long-term debt was estimated using a discounted cash flow model, which utilizes Level 3 inputs. The fair value of our long-term debt was $34.6 million and $34.7 million at June 30, 2026 and December 31, 2025, respectively.

As of December 31, 2025 and June 30, 2026, there was no outstanding SEPA liability as the agreement expired on November 1, 2025. The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability and revenue base redemption liability for the six months ended June 30, 2026:

Warrant Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2026
Public Warrants - Level 1	$2,908	$(1,506)	$—	$1,402
Private Placement Warrants - Level 2	$7,352	$(3,809)	$—	$3,543
Working Capital Warrants - Level 2	$1,660	$(860)	$—	$800

Level 3 Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2026
Contingent earnout liability	$10,144	$(6,406)	$—	$3,738
OrbiMed Warrant liability	$972	$(400)	$—	$572
Revenue base redemption liability	$383	$106	$—	$489
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA liability and revenue base redemption liability for the six months ended June 30, 2025:

Warrant Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2025
Public Warrants - Level 1	$1,927	$333	$—	$2,260
Private Placement Warrants - Level 2	$4,872	$841	$—	$5,713
Working Capital Warrants - Level 2	$1,100	$190	$—	$1,290

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at June 30, 2025
Contingent earnout liability	$7,401	$121	$—	$7,522
SEPA liability	$55	$(52)	$—	$3
OrbiMed Warrant liability	$362	$3	$366	$731
Revenue base redemption liability	$507	$(149)	$—	$358
(3) Inventory
The components of inventory are summarized as follows:

	June 30, 2026	December 31, 2025
Raw materials	$1,306	$1,289
Finished goods	3,060	1,897
Reserve for obsolete inventory	(161)	(109)
Inventory, net	$4,205	$3,077

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
The contingent earnout liability was remeasured to its fair value of $3.7 million and $10.1 million as of June 30, 2026 and December 31, 2025, respectively, based on a Monte Carlo simulation valuation model. This remeasurement resulted in recording a loss of $1.0 million and a gain of $6.4 million for the three and six months ended June 30, 2026, respectively, compared to a gain of $0.7 million and a loss of $0.1 million for the three and six months ended June 30, 2025, respectively, classified as change in fair value of contingent earnout liability in the condensed consolidated statements of operations. Assumptions used in the valuation are described below:

	June 30, 2026	December 31, 2025
Current stock price	$4.55	$6.98
Expected share price volatility	75.0%	70.0%
Risk-free interest rate	4.1%	3.5%
Expected term (years)	2.1	2.6
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.

(5) Warrants
Warrants that have not been tendered for exchange and outstanding as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	222,068
Total warrants	7,402,541	7,402,541
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, the Company assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of June 30, 2026 and December 31, 2025, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation. The Public Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. We may redeem for cash the outstanding Public Warrants:
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
On May 24, 2024, we entered into Amendment No. 1 to Warrant Agreement (the "Warrant Amendment") with respect to the Public Warrants. As a result all of the outstanding Public Warrants may be exchanged, at our option, at any time while they are exercisable and prior to their expiration, at the office of the warrant agent, upon notice to the holders of the then outstanding Public Warrants, at the exchange rate of 0.27 shares of Common Stock per Public Warrant (subject to equitable adjustment by us in the event of any stock splits, stock dividends, recapitalizations or similar transaction with respect to the Common Stock).
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2026 and December 31, 2025, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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
As of June 30, 2026, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.4 million, $3.5 million, and $0.8 million, respectively. As of December 31, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.9 million, $7.4 million, and $1.7 million, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Warrant and Working Capital Warrants is equivalent to that of each Public Warrant.
There was no activity related to the Public Warrants, Private Placement Warrants and Working Capital Warrants for the six months ended June 30, 2026 and 2025.
OrbiMed Warrant
In connection with the closing of our initial $25.0 million borrowing under the OrbiMed Credit Agreement, we also issued OrbiMed a warrant to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562, (as adjusted from time to time the "Exercise Price") per share, or approximately $1.3 million in the aggregate. As of June 30, 2026, the Exercise Price was $8.1604 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.1 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Expiration Date"). On each of the closings of the Delayed Draw Commitment Amounts (see Note 9), if any, we agreed to issue additional warrants to purchase a number of shares of our common stock determined by dividing 5.0% of the applicable borrowed amount by the 10-day volume weighted average sale price of our common stock as of the issue date (the “Subsequent OrbiMed Warrants” and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”). The Subsequent Warrants will expire seven years from each applicable issuance date, if any. In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants. In connection with the First Delayed Draw Term Loan Commitment draw (see Note 9) on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrants"), with the initial exercise price of $5.4787, or approximately $0.5 million. As of June 30, 2026, the Exercise Price was $5.1556 per share pursuant to the terms of the Subsequent OrbiMed Warrant, or approximately $0.5 million in the aggregate. The Subsequent OrbiMed Warrant expires on February 18, 2032 (the "Expiration Date").
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

Adjustments
The current Exercise Price and the number of Warrant Shares underlying the OrbiMed Warrants are subject to certain anti-dilutive protections and adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations or substitutions. Additionally, the Exercise Price will be adjusted downward if shares, which include options and convertible securities settled in common stock) are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as "Warrant Adjustments.” The amount of proceeds we receive from the exercise of the OrbiMed Warrants would be less than the amount we would receive immediately prior to such adjustment. As a result of the Offering Price being lower than the Exercise Price for shares issued in the Offering on February 23, 2026, the Exercise Price for the Initial OrbiMed Warrant was adjusted to $8.1604 per share and the Exercise Price of the Subsequent OrbiMed Warrant was adjusted to $5.1556 per share.
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
Allocation of Proceeds and Issuance Costs
The agreement explicitly permits the settlement of the OrbiMed Warrants in a cashless manner (i.e., net share settlement) and not indexed to the Company's own stock. Therefore, it is considered as a derivative instrument under ASC 815 and will be classified as a liability and is subsequently measured at fair value with changes reported within the change in fair value of SEPA, warrant and revenue base redemption liabilities of the condensed consolidated statement of operations.
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
The key inputs used in the valuation of the Initial OrbiMed Warrant were as follows:

	June 30, 2026	December 31, 2025
Expected term (years)	4.8	5.3
Risk free interest rate	4.2%	3.8%
Expected volatility	75.0%	70.0%
Dividend yield	—%	—%
Exercise price	$8.1604	$8.8398
Stock price	$4.55	$6.98

The key inputs used in the valuation of the Subsequent OrbiMed Warrant were as follows:

	June 30, 2026	December 31, 2025
Expected term (years)	5.6	6.1
Risk free interest rate	4.2%	3.9%
Expected volatility	75.0%	70.0%
Dividend yield	—%	—%
Exercise price	$5.1556	$5.3322
Stock price	$4.55	$6.98
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(6) Income Taxes
The Company's full pretax loss for the three and six months ended June 30, 2026 and 2025 was from U.S. domestic operations. The Company's effective tax rate ("ETR") from continuing operations was (0.04)% and (0.11)% for the three and six months ended June 30, 2026, respectively, and 0.04% and (0.01)% for the three and six months ended June 30, 2025, respectively. The discrete items recorded for the quarter primarily related to the tax impact of the change in the fair value of warrant and revenue base redemption liabilities and the change in fair value of contingent earnout liability.
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
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three and six months ended June 30, 2026 and 2025, we made no payments to Dynavax.

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
The SEPA contract was accounted for as a derivative as it was an equity-linked contract that did not qualify for equity classification under ASC 815. Therefore, the SEPA was recognized as a liability measured each period at fair value in accordance with ASC 820, Fair Value Measurement, on the condensed consolidated balance sheets and the change in fair value of the SEPA liability is recorded on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, there was no outstanding liability as the SEPA expired. See Note 2 for information regarding changes in fair value during the six months ended June 30, 2025.
(9) Debt
On April 30, 2024 (the "OrbiMed Closing Date"), we entered into the Credit Agreement with OrbiMed, a healthcare investment firm, and certain of its affiliates to support the execution of strategic expansion plans, fuel continued growth and provide financial flexibility.
Pursuant to the OrbiMed Credit Agreement, OrbiMed agreed to provide a term loan facility to the borrower, in an aggregate principal amount of $50.0 million, as follows:
a.$25.0 million funded on the OrbiMed Closing Date (the “Initial Term Loan”).
b.$10.0 million term loan available at the election of the Company, provided that Product Revenue Base (defined below) for the trailing 12-months ending on the last day of the month immediately prior to the funding of such loan was at least $30.0 million (the “First Delayed Draw Term Loan Commitment”). The First Delayed Draw Term Loan Commitment expired on June 30, 2025.
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
On November 10, 2025, we entered into the Third Amendment to the OrbiMed Credit Agreement ("OrbiMed Third Amendment"), which lowered the minimum cash requirement for the liquidity covenant from $10.0 million to $5.0 million. In addition, we received a waiver for the prior default related to the 30 days written notice of the change in our CFO.
On March 26, 2026, we entered into the Fourth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Fourth Amendment"), which reduced two of the Product Revenue Base thresholds. On May 28, 2026, we entered into the Fifth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Fifth Amendment"), which further reduced two of the Product Revenue Base thresholds.
Repayment
If the Product Revenue Base (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the Company will start repaying the outstanding principal amount on the Term Loans. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “revenue base redemption liability.” The OrbiMed Fifth Amendment modified the Product Revenue Base thresholds to the following:

Test Dates (fiscal Quarter Ending)	Product Revenue Base for 12 Month Period
June 30, 2026	$44,250
September 30, 2026	$48,750
December 31, 2026 and Each Fiscal Quarter ending thereafter	$50,000
As of June 30, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.

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
Interest Rate and Payment
The interest rate is calculated as Secured Overnight Financing Rate for the interest period (which shall not be less than 4.0% (the “Floor”)) plus 8.5% (the “Interest Rate”). Until the first full interest period after the 15 month anniversary of the OrbiMed Closing Date, 3.5% of the Interest Rate was designated as paid-in-kind interest, which was added to the outstanding principal amount of the loans under the OrbiMed Credit Agreement (the “PIK Interest”). However, the borrower upon written notice could elect to pay all interest in cash, or to pay a percentage less than 3.5% as PIK Interest.
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

Administrative Fee
The borrower will pay to the agent under the OrbiMed Credit Agreement for its own account a quarterly loan administration fee, payable in advance, with the first payment due and payable upon the OrbiMed Closing Date.
In 2024, we recorded the Initial Term Loan as long-term debt, and recorded the issuance costs incurred to obtain the loan as contra-debt, in accordance with ASC 470, Debt. We incurred $2.6 million in legal, origination and other fees to acquire the OrbiMed Credit Agreement. In 2025, we recorded the First Delay Draw Term Loan as long-term debt and incurred $0.5 million in issuance costs, which were deferred financing costs on the condensed consolidated balance sheets. In connection with the OrbiMed Fourth Amendment and Fifth Amendment, we incurred $0.3 million and $0.3 million, respectively, in fees which were deferred and will be amortized over the life of the Term Loans.
During the three months ended June 30, 2026, we recorded interest expense of $1.5 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $1.2 million was cash interest and $0.3 million was amortization of debt issuance costs and debt discount. During the six months ended June 30, 2026, we recorded interest expense of $2.9 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $2.3 million was cash interest and $0.6 million was amortization of debt issuance costs and debt discount.
During the three months ended June 30, 2025, we recorded interest expense of $1.4 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $0.3 million was recorded as PIK Interest, $0.8 million was cash interest and $0.3 million was amortization of debt issuance costs and debt discount. During the six months ended June 30, 2025, we recorded interest expense of $2.6 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $0.6 million was recorded as PIK Interest, $1.5 million was cash interest and $0.5 million was amortization of debt issuance costs and debt discount.
The following table summarizes activity within the Term Loan for the six months ended June 30, 2026 and for the year ended December 31, 2025:

OrbiMed Debt
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	766
PIK interest	800
Accretion of exit fee liability	283
Balance at December 31, 2025	$33,046
Debt issuance costs (cash)	(613)
Amortization of debt issuance costs	478
Accretion of exit fee liability	154
Balance at June 30, 2026	$33,065

(10) Convertible Preferred Stock
As of June 30, 2025, the Company had 3,594,002 shares of Series A Convertible Preferred Stock ("Preferred Stock") outstanding. The original issue price of the Series A Convertible Preferred Stock was $10.00. The Series A Convertible Preferred Stock accrues cumulative dividends at the rate of 8.00% per annum on the original issue price. As of June 30, 2025, total undeclared cumulative dividends were $5.4 million. We have not recorded the undeclared dividends in our condensed consolidated financial statements, except actual undeclared dividends of $1.4 million as a reconciling item for net loss attributable to common stockholders on the condensed consolidated statements of operations.
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
As of June 30, 2026, there are no outstanding shares of Preferred Stock. The Company is authorized to issue up to 10,000,000 shares of preferred stock with 10,000,000 shares available for issuance.
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
We computed diluted loss per common share after giving consideration to the dilutive effect of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants that are outstanding during the period, as well as potential common shares issuable under our Employee Stock Purchase Plan ("ESPP"), except where such nonparticipating securities would be antidilutive. As we reported a net loss for the three and six months ended June 30, 2026 and June 30, 2025, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table provides the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss	$(9,187)	$(8,288)	$(7,648)	$(18,663)
Undeclared dividends on Series A Preferred Stock	—	(714)	—	(1,426)
Net loss attributable to common stockholders	$(9,187)	$(9,002)	$(7,648)	$(20,089)

Denominator:
Weighted average common shares outstanding, basic	58,296,711	32,899,297	54,936,862	30,713,375
Dilutive awards outstanding	—	—	—	—
Weighted average common shares outstanding, diluted	58,296,711	32,899,297	54,936,862	30,713,375

Loss per share:
Basic	$(0.16)	$(0.27)	$(0.14)	$(0.65)
Diluted	$(0.16)	$(0.27)	$(0.14)	$(0.65)
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted loss per share because such securities have an antidilutive impact:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Preferred stock	—	22,590,869	—	22,590,869
Common stock warrants	7,402,541	7,402,541	7,402,541	7,402,541
RSUs and PSUs	2,070,748	671,803	2,070,748	671,803
Stock options	9,189,434	5,434,039	9,189,434	5,434,039
Shares issuable under the SEPA	—	3,468,998	—	3,468,998
Shares issuable under ESPP	69,678	49,939	69,678	49,939
Total	18,732,401	39,618,189	18,732,401	39,618,189
(12) Stock-Based Compensation
Equity Incentive Plans
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors (the "Board") and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees, executive officers, directors and consultants. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan has not been used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. As of June 30, 2026, there were 1,141,590 awards outstanding and no shares available for future grant under the 2009 Plan.
Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of ten years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025 and 2026, the authorized shares under the 2023 Plan increased by 2,383,545 shares and 3,331,683 shares, respectively. The 2023 Plan will expire on August 10, 2033, unless modified by the Board of Directors or a duty authorized committee thereof.

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
As of June 30, 2026, the balances under the 2023 Plan were as follows:

	June 30, 2026
	Authorized	Outstanding (1)	Available for Issue
2023 Plan	13,685,930	10,118,592	2,987,138
(1)Outstanding excludes RSU releases and option exercises under the 2023 plan.
Stock Options
Historically, we have used stock options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increase relative to the option’s exercise price. Stock options are granted with an exercise price equal to the fair market value of our common stock on the grant date. Stock options generally have a ten-year contractual term and typically vest in one year or have graded vesting over three to four years. We may grant stock options with a performance condition. The performance stock options vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of the performance stock options meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of June 30, 2026, we had one performance stock option award outstanding.
The following table summarizes activity for stock options under the 2009 Plan and 2023 Plan for the six months ended June 30, 2026:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,406,664	$5.94	7.4	$13,358
Granted	2,481,981	4.28
Exercised	(16,808)	2.92		17
Forfeited	(381,491)	5..48
Expired	(300,912)	7.26
Outstanding at June 30, 2026	9,189,434	$5.47	7.8	$4,300
Exercisable at June 30, 2026	3,400,150	$5.94	5.3	$2,767
The fair value of each stock option granted during the six months ended June 30, 2026 was determined using the Black-Scholes option pricing model.
We recorded compensation expense for stock options during the three and six months ended June 30, 2026 of $1.7 million and $3.2 million, respectively, and during the three and six months ended June 30, 2025 of $1.3 million and $2.4 million, respectively. As of June 30, 2026, there was $14.5 million of unrecognized compensation expense related to stock options and will be expensed over a weighted average period of 2.7 years.

Restricted and Performance Stock
Pursuant to both the 2009 and 2023 Plans, we issue restricted stock unit awards ("RSUs") and performance stock unit awards ("PSUs"). The estimated fair value of the awards at the time of grant was determined using the price of our common stock on the grant date for the RSUs and PSUs. All such grants are satisfied through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock at specified vesting dates. Typically, RSUs vest in one year or have graded vesting over one or four years from the grant date. PSUs are share awards that vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of PSUs meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of June 30, 2026, we had two PSU awards outstanding.
The following table summarize activity for RSUs and PSUs under the 2009 Plan and 2023 Plan for the six months ended June 30, 2026:

	Number of Stock Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2026	1,826,613	$6.18
Granted	543,769	3.31
Vested	(188,776)	6.02
Forfeited	(110,858)	5.86
Unvested at June 30, 2026	2,070,748	$5.46
We recorded compensation expense for RSUs and PSUs during the three and six months ended June 30, 2026 of $0.9 million and $1.8 million, respectively, and during the three and six months ended June 30, 2025 of $0.5 million and $1.0 million, respectively. As of June 30, 2026, there was $8.4 million of unrecognized compensation expense related to RSUs and PSUs and will be expensed over a weighted-average period of 2.5 years.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP"), which provides our eligible employees and certain designated companies with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. There were 2,350,530 shares of Common Stock initially reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025 and 2026, the authorized shares under ESPP increased by 953,418 shares and 1,332,673 shares, respectively.
We recognized compensation expense related to the ESPP of $0.1 million during the six months ended June 30, 2026, and 2025, respectively.
During the six months ended June 30, 2026, 69,678 shares were purchased under the ESPP. We record the issuance of shares when they are recorded by the transfer agent and, as such, there could be timing differences between when the expense is recorded and shares are transferred.

(13) Commitments And Contingencies
From time to time, we may have certain contingent liabilities, including litigation, which arise in the ordinary course of business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no legal proceedings or pending claims for which the outcome is expected to result in a material adverse effect on our condensed consolidated balance sheets, statements of operations or statements of cash flows. The outcome of any litigation or claims against us cannot be predicted with certainty, and the resolution of such claims could materially affect our financial position, results of operations or cash flows.
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
(14) Leases
We have two property leases in effect as of June 30, 2026, which we account for as operating leases. We lease office, manufacturing and warehouse space under these leases. Both leases contain options to extend the respective lease terms, which were excluded in determining the expected lease term as it was not reasonably certain we would exercise these options. We also have three finance leases for copier equipment and computers in our facilities, including one entered into during the six months ended June 30, 2026.
The components of lease expense for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$74	$75	$149	$172
Finance lease expense:
Amortization of ROU assets	17	2	31	22
Interest on lease liabilities	3	1	6	2
Total finance lease expense	20	3	37	24
Total lease expense	$94	$78	$186	$196

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of TriSalus Life Sciences, Inc. (for purposes of this section, the “Company,” “TriSalus,” “we,” “us” and “our”) should be read together with TriSalus’ condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and for our audited financial statements and related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC, on March 5, 2026 ("Annual Report"). Some of the information contained in this discussion and analysis includes forward-looking statements that involves risks and uncertainties. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the section captioned "Item 1A. Risk Factors" of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We market our cutting-edge PEDD infusion systems, which optimize therapeutic delivery for hepatocellular carcinoma, pancreatic cancer and other solid liver tumors. Additionally, we are pursuing the development of nelitolimod to illustrate how an immunotherapeutic when administered via PEDD in combination with systemic treatment can enhance the effectiveness of other therapeutics, ultimately leading to better patient responses. The combination of our PEDD technology with nelitolimod is focused on solving the two main barriers in the tumor microenvironment that inhibits the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
In 2020, we launched TriNav, which is our newest liver therapy delivery device with SmartValve technology for our proprietary PEDD approach. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System ("HCPCS") code for procedures involving the TriNav Infusion System. This code became effective on January 1, 2024, and may be reported by hospital outpatient departments ("HOPDs") and ambulatory surgical centers ("ASCs") to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE"). On June 17, 2026, CMS created a permanent HCPCS G Code ("G-code") for vascular embolization or occlusion procedure with use of a pressure-generating catheter, inclusive of all radiological supervision and interpretation, intraprocedural roadmapping, and imaging guidance necessary to complete the intervention for tumors, organ ischemia or infarction performed in the non-facility setting. This code became effective on July 1, 2026, and may be reported by outpatient-based labs ("OBLs") to obtain reimbursement for the TriNav device.
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
We also initiated a registry study called PROTECT (Pressure Enabled Retrograde Occlusive Therapy with Embolization for Control of Thyroid Disease) and intend to enroll 100 patients at approximately 10 sites. It is estimated that approximately 5% of adults have multinodular goiters, and the prevalence in adults over 50 is estimated to be up to 50%. We estimate that this could expand the addressable market by approximately 50,000 procedures, representing an incremental $400 million market opportunity. This new procedure utilizing TriNav is also eligible for the same HCPCS reimbursement code allowing for seamless integration into current billing approaches.

We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immune-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the ability and value of our PEDD technology. We conducted two Phase I dose escalation (UMLM and LA-PDAC) and Phase Ib (ICC/HCC) clinical trials for nelitolimod. These trials have now concluded. Due to physician and investigator interest, we are supporting two Investigator Initiated Trials of nelitolimod, one in patients with advanced HCC in combination with cryoablation, durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Due to the excessive cost of capital, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. We anticipate releasing a consolidated clinical update in the second half of 2026 and will begin discussions for a pharmaceutical partner for further clinical development.
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
None.

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
Other Income (Expense), Net
Other income (expense), net represents miscellaneous income and expenses that historically have been immaterial.
Income Tax Benefit (Expense)
Our income tax provision consists primarily of U.S. federal and state income taxes. We maintain a full valuation allowance for our federal and state deferred tax assets, including net operating loss carryforwards, as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations:
The following tables set forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):
Comparison of the Three Months Ended June 30, 2026, and 2025

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue	$11,407	$11,213	$194	1.7%
Cost of goods sold	1,508	1,802	(294)	(16.3)%
Gross profit	9,899	9,411	488	5.2%
Operating expenses:
Research and development (1)	3,137	3,670	(533)	(14.5)%
Sales and marketing	11,416	7,163	4,253	59.4%
General and administrative (1)	5,159	5,910	(751)	(12.7)%
Loss from operations	(9,813)	(7,332)	(2,481)	33.8%
Other income (expense)
Interest income	457	134	323	n.m.
Interest expense	(1,490)	(1,423)	(67)	4.7%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	2,569	(330)	2,899	n.m.
Change in fair value of contingent earnout liability	(996)	700	(1,696)	n.m.
Other income (expense), net	90	(40)	130	n.m.
Loss before income taxes	(9,183)	(8,291)	(892)	10.8%
Income tax benefit (expense)	(4)	3	(7)	n.m.
Net loss	$(9,187)	$(8,288)	$(899)	10.8%

(1)Amounts presented in the three months ended June 30, 2025 have been revised to align expense classification for the 2025 fiscal year period.
n.m: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue was relatively consistent with the prior comparative period with an increase of $0.2 million, or 1.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $0.3 million, or 16.3%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease in cost of goods sold was primarily due to a reduction in cost per TriNav unit sold.
Gross profit increased by $0.5 million, or 5.2%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, and gross margin increased from 83.9% to 86.8% year over year. The increase in gross profit and gross margin was primarily due to a reduction in cost per TriNav unit.
Research and Development
R&D expenses decreased by $0.5 million, or 14.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to lower professional services costs and clinical trial expenses related to nelitolimod that did not recur during the three months ended June 30, 2026 compared to prior year.
Sales and Marketing
Sales and marketing expenses increased by $4.3 million, or 59.4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to increased investment in marketing and our sales organization expansion during the three months ended June 30, 2026 compared to prior year.
General and Administrative Expenses
General and administrative expenses decreased by $0.8 million, or 12.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to lower professional services costs related to legal and audit related expenses.
Interest Income
Interest income increased by $0.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due to interest earned on a higher cash and cash equivalents balance during the three months ended June 30, 2026 compared to prior year.
Interest Expense
Interest expense increased by $0.1 million or 4.7% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily due to a slight increase in the effective interest rate and additional debt discount amortization for the lender fees incurred for the OrbiMed Fourth and Fifth Amendments during the three months ended June 30, 2026.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and revenue base redemption liabilities resulted in a gain of $2.6 million in the three months ended June 30, 2026, compared to a loss of $0.3 million in the three months ended June 30, 2025, a difference of $2.9 million. The change was primarily due to the decrease in the Company's warrant stock price during the three months ended June 30, 2026 as compared to prior year.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of contingent earnout liability resulted in a loss of $1.0 million for the three months ended June 30, 2026 compared to a gain of $0.7 million for the three months ended June 30, 2025. The change in the fair value of the contingent earnout liability during the three months ended June 30, 2026 was primarily driven by the increase in the Company's stock price and increase in stock price volatility.
Other Income (Expense), Net
Other income (expense), net, increased by $0.1 million of income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in other income is primarily driven by a one-time credit received during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026, and 2025

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Change	% Change
Revenue	$20,306	$20,380	$(74)	(0.4)%
Cost of goods sold	2,738	3,297	(559)	(17.0)%
Gross profit	17,568	17,083	485	2.8%
Operating expenses:
Research and development (1)	6,353	6,691	(338)	(5.1)%
Sales and marketing	18,829	13,897	4,932	35.5%
General and administrative (1)	10,610	11,156	(546)	(4.9)%
Loss from operations	(18,224)	(14,661)	(3,563)	(24.3)%
Other income (expense)
Interest income	621	208	413	n.m.
Interest expense	(2,926)	(2,632)	(294)	11.2%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	6,469	(1,165)	7,634	n.m.
Change in fair value of contingent earnout liability	6,406	(120)	6,526	n.m.
Other income (expense), net	14	(291)	305	n.m.
Loss before income taxes	(7,640)	(18,661)	11,021	59.1%
Income tax expense	(8)	(2)	(6)	n.m.
Net loss	$(7,648)	$(18,663)	$11,015	59.0%

(1)Amounts presented in the six months ended June 30, 2025 have been revised to align expense classification for the 2025 fiscal year period.
n.m: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue was relatively consistent with the prior comparative period with a decrease of $0.1 million, or 0.4%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $0.6 million, or 17.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease in cost of goods sold was primarily due to a reduction in cost per TriNav unit sold.
Gross profit increased by $0.5 million, or 2.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, and gross margin increased from 83.8% to 86.5% year over year. The increase in gross profit and gross margin was primarily due to a reduction in cost per TriNav unit.
Research and Development
R&D expenses decreased by $0.3 million, or 5.1%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to lower professional services costs and clinical trial expenses related to nelitolimod that did not recur during the six months ended June 30, 2026 compared to prior year.
Sales and Marketing
Sales and marketing expenses increased by $4.9 million, or 35.5%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily due to increased investment in marketing and our sales organization expansion during the six months ended June 30, 2026 compared to prior year.
General and Administrative Expenses
General and administrative expenses decreased by $0.5 million, or 4.9%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to lower professional services costs related to a decrease in legal and audit related expenses, partially offset by an increase in corporate headcount.

Interest Income
Interest income increased by $0.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to interest earned on a higher cash and cash equivalents balance during the six months ended June 30, 2026 compared to prior year.
Interest Expense
Interest expense increased by $0.3 million or 11.2% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was due to interest on borrowings under the First Delayed Draw Term Loan that was only outstanding for a portion of the six months ended June 30, 2025, a slight increase in the effective interest rate and additional debt discount amortization for the lender fees incurred for the OrbiMed Fourth and Fifth Amendments during the six months ended June 30, 2026.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and revenue base redemption liabilities resulted in a gain of $6.5 million in the six months ended June 30, 2026, compared to a loss of $1.2 million in the six months ended June 30, 2025, a difference of $7.6 million. The change was primarily due to the decrease in the Company's warrant stock price during the six months ended June 30, 2026 as compared to prior year.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of contingent earnout liability resulted in a gain of $6.4 million for the six months ended June 30, 2026 compared to a loss of $0.1 million for the six months ended June 30, 2025. The change in the fair value of the contingent earnout liability during the period was primarily driven by the decrease in the Company's stock price.
Other Income (Expense), Net
Other income (expense), net, decreased by $0.3 million of expense for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease in expense was primarily driven by the retirement of lease assets that did not recur during the six months ended June 30, 2026.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative costs we expect to incur as a public company. We incurred operating losses of $18.2 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively. We had cash and cash equivalents of approximately $46.3 million and $20.4 million as of June 30, 2026 and December 31, 2025, respectively. Since inception, we have financed operations primarily through the issuance of and sales of common and preferred stock, convertible notes, term loans and proceeds from the exercise of warrants. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital through the issuance of additional equity and/or debt. There can be no assurance that we will be able to raise such additional financing on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.

On February 23, 2026 and February 25, 2026, we raised net proceeds of $42.6 million through a public offering of shares of our Common Stock, including the purchase of optional shares as per the Underwriting Agreement. On March 26, 2026 and May 28, 2026, we entered into the OrbiMed Fourth Amendment and OrbiMed Fifth Amendment, respectively, which reduced two of the Product Revenue Base thresholds (see Note 9). As of June 30, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.

Cash Flows
Comparison of the Six Months Ended June 30, 2026 and 2025.
The following table presents net cash from operating activities, investing activities and financing activities (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(16,609)	$(11,819)
Net cash used in investing activities	(223)	(621)
Net cash provided by financing activities	42,331	30,405
Net increase in cash, cash equivalents and restricted cash	$25,499	$17,965
Cash Used in Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $16.6 million. The net cash used in operating activities consisted of net loss of $7.6 million, adjusted for non-cash activity totaling $6.7 million, primarily related to gains on the change in the fair value of the contingent earnout liability and the fair value of the SEPA, warrant and revenue base redemption liabilities of $6.4 million and $6.5 million, respectively, partially offset by stock-based compensation of $5.1 million, depreciation of $0.3 million and amortization of debt issuance costs of $0.6 million. Net operating assets increased by $2.2 million, primarily due to increases in inventory, net and prepaid expenses and a decrease in accrued liabilities, partially offset by an increase in trade payables.
For the six months ended June 30, 2025, net cash used in operating activities was $11.8 million. The net cash used in operating activities consisted of net loss of $18.7 million adjusted for non-cash activity totaling $6.6 million, primarily related to stock-based compensation of $3.5 million, changes in the fair value of the contingent earnout liability and SEPA, warrant and revenue base redemption liabilities of $0.1 million and $1.2 million, respectively, and debt expenses of $1.1 million related to paid-in-kind interest and amortization of debt issuance costs. The change in net operating assets and liabilities decreased $0.2 million, due primarily to a decrease in prepaid expenses offset by an increase in accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities of $0.2 million for the six months ended June 30, 2026 was primarily due to purchases of property and equipment of $0.2 million.
Net cash used in investing activities of $0.6 million for the six months ended June 30, 2025 was primarily due to purchases of property and equipment of $0.7 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $42.3 million for the six months ended June 30, 2026, consisted primarily of $42.6 million of net proceeds raised from the issuance of Common Stock through a public offering and $0.3 million in proceeds from the issuance of Common Stock through ESPP, offset by $0.6 million of debt issuance costs.
Net cash provided by financing activities of $30.4 million for the six months ended June 30, 2025, consisted primarily of $20.5 million, net of expenses, from the April 30, 2025 Private Placement and $9.5 million, net of expenses, from the First Delayed draw under the OrbiMed Credit Agreement.

Funding Requirements
Our primary use of cash is to fund our operating expenses, which consist of sales and marketing expenses related to the growth of our sole commercial product TriNav, research, development and clinical expenses related to both TriNav and nelitolimod as well as general and administrative expenses. If we obtain approval for our product candidates, we expect to incur commercialization expenses, which may be significant, related to establishing or expanding sales, marketing, manufacturing capabilities, distribution and other commercial infrastructure to commercialize such products. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. Inflation and rising interest rates may result in an economic recession globally or in the U.S., which could lead to a reduction in product demand, a decrease in corporate capital expenditures, prolonged unemployment, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Economic conditions in some parts of the world have been worsening, with disruptions to, and volatility and uncertainty in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflation and rising interest rates. These conditions have been further exacerbated by recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. It is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. If these conditions persist and deepen, we could experience an inability to access additional capital, or our liquidity could otherwise be impacted. If we are unable to raise capital when needed and on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs and/or other efforts.
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
Contractual Obligations and Commitments
Our contractual obligations as of June 30, 2026, include lease obligations of $1.9 million, reflecting the minimum commitments for our principal administrative and production facility, other office spaces and computers.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of June 30, 2026, and may be required to pay Dynavax up to an additional $170.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80.0 million upon achieving certain commercial milestones for nelitolimod. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates:
Our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2025. Also refer to Note 1, Nature Of Business And Basis Of Presentation, in this report. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2026, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimation. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable for a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting previously identified, which continues to exist as of June 30, 2026, as discussed below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026, based upon the framework presented in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026, due to the material weakness discussed below.
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
During the six months ended June 30, 2026, we have taken measures to address the material weakness identified in the 2025 Annual Report and enhance our internal control over financial reporting. We have:
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
•engaged third-party consulting firm to review technical accounting matters

As of June 30, 2026, one material weakness remains unremediated related to accounting for significant transactions. While management implemented revised processes and hired additional resources, sufficient time has not elapsed to demonstrate operating effectiveness. The material weakness will be considered remediated when the controls we have implemented operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, other than the remediation actions described above, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Fifth Amendment to Credit Agreement by and among TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc. and OrbiMed Royalty & Credit Opportunities IV, LP	Filed herewith
10.2*##	Executive Employment Agreement by and between TriSalus Life Sciences, Inc. and Dr. Richard Marshall, dated April 1, 2026	Filed herewith
10.3*	Sign-on Bonus Agreement by and between TriSalus Life Sciences, Inc. and Dr. Richard Marshall, dated April 1, 2026	Filed herewith
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
Filed herewith
32.1@	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
32.2@	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document – the instance documents does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
101.DEF	Inline XBRL Taxonomy Extension Schema Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101)
*	Indicates management contract or compensatory plan or arrangement.
##
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

TriSalus Life Sciences, Inc.

By:	/s/ David Patience
	Name:	David Patience
	Title:	Chief Financial Officer
	Date:	August 6, 2026