Form 10-Q
period 2026-09-30
TriSalus Life Sciences, Inc.
filed 2026-11-10
CIK 1826667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had 61,699,034 outstanding shares of common stock as of November 6, 2026.

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
Except to the extent required by applicable law, we are under no obligation (and expressly disclaim any such obligation) to update or revise our forward-looking statements whether as a result of new information, future events or otherwise. You should read this Quarterly Report completely and with the understanding that our actual future results, levels of activity and performance as well as other events and circumstances may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I - Financial Information
Item 1. Financial Statements

TriSalus Life Sciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$41,057	$20,439
Accounts receivable (net of allowance of $38 and $24, respectively)	6,126	6,558
Inventory, net	4,638	3,077
Prepaid expenses	3,076	2,170
Total current assets	54,897	32,244
Property and equipment, net	1,830	1,808
Right-of-use assets	766	861
Other assets	69	418
Total assets	$57,562	$35,331
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Trade payables	$4,231	$3,002
Accrued liabilities	8,393	8,096
Short-term lease liabilities	277	167
Other current liabilities	113	234
Total current liabilities	13,014	11,499
Long-term debt	32,367	33,046
Revenue base redemption liability	903	383
Long-term lease liabilities	1,047	1,228
Contingent earnout liability	2,998	10,144
Warrant liabilities	6,553	12,892
Total liabilities	56,882	69,192
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 61,659,370 shares and 49,997,836 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5	4
Additional paid-in capital	347,760	296,718
Accumulated deficit	(347,085)	(330,583)
Total stockholders’ equity (deficit)	680	(33,861)
Total liabilities and stockholders’ equity (deficit)	$57,562	$35,331
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$12,878	$11,566	$33,184	$31,946
Cost of goods sold	1,783	1,906	4,521	5,203
Gross profit	11,095	9,660	28,663	26,743
Operating expenses
Research and development (1)	3,190	5,704	9,543	12,395
Sales and marketing	10,731	6,839	29,560	20,736
General and administrative (1)	4,883	6,131	15,493	17,287
Loss from operations	(7,709)	(9,014)	(25,933)	(23,675)
Other income (expense)
Interest income	382	170	1,003	378
Interest expense	(1,560)	(1,460)	(4,486)	(4,092)
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(650)	(2,932)	5,819	(4,097)
Change in fair value of contingent earnout liability	740	2,524	7,146	2,404
Other expense, net	(53)	(94)	(39)	(385)
Loss before income taxes	(8,850)	(10,806)	(16,490)	(29,467)
Income tax expense	(4)	(5)	(12)	(7)
Net loss	$(8,854)	$(10,811)	$(16,502)	$(29,474)
Series A Preferred Stock conversion inducement	—	(18,516)	—	(18,516)
Deemed dividend related to Series A Preferred Stock conversion	—	(11,947)	—	(11,947)
Net loss attributable to common stockholders	$(8,854)	$(41,274)	$(16,502)	$(59,937)

Basic loss per share	$(0.15)	$(0.96)	$(0.29)	$(1.72)
Diluted loss per share	$(0.15)	$(0.96)	$(0.29)	$(1.72)
Weighted-average common shares outstanding, basic	58,473,499	43,057,632	56,128,696	34,858,162
Weighted-average common shares outstanding, diluted	58,473,499	43,057,632	56,128,696	34,858,162
(1)Amounts presented in the three months ended September 30, 2025 have been revised to align expense classification for the 2025 fiscal year period.
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited, in thousands except share data)

	Nine Months Ended September 30, 2026
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	49,997,836	$4	$296,718	$(330,583)	$(33,861)
Net income	—	—	—	—	—	1,539	1,539
Exercise of options and vesting of restricted stock units (1)	—	—	152,877	—	32	—	32
Issuance of common stock through employee stock purchase plan (1)	—	—	44,127	—	—	—	—
Stock-based compensation	—	—	—	—	2,472	—	2,472
Proceeds from the issuance of common stock, net of issuance costs	—	—	11,219,515	1	42,624	—	42,625
Balance as of March 31, 2026	—	$—	61,414,355	$5	$341,846	$(329,044)	$12,807
Net loss	—	—	—	—	—	(9,187)	(9,187)
Exercise of options and vesting of restricted stock units (1)	—	—	55,217	—	17	—	17
Issuance of common stock through employee stock purchase plan (1)	—	—	—	—	270	—	270
Stock-based compensation	—	—	—	—	2,616	—	2,616
Short-swing profit settlement	—	—	—	—	27	—	27
Balance as of June 30, 2026	—	$—	61,469,572	$5	$344,776	$(338,231)	$6,550
Net loss	—	—	—	—	—	(8,854)	(8,854)
Exercise of options and vesting of restricted stock units (1)	—	—	134,770	—	215	—	215
Restricted stock units withheld for employee tax withholdings (1)	—	—	(14,650)	—	(65)	—	(65)
Issuance of common stock through employee stock purchase plan (1)	—	—	69,678	—	—	—	—
Stock-based compensation	—	—	—	—	2,834	—	2,834
Balance as of September 30, 2026	—	$—	61,659,370	$5	$347,760	$(347,085)	$680

(1) The Company records the issuance of the shares when they are recorded by the transfer agent and as such, there could be timing differences between when the expense is recorded and shares are transferred.

	Nine Months Ended September 30, 2025
	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	3,985,002	$—	31,279,264	$3	$253,652	$(279,549)	$(25,894)
Net loss	—	—	—	—	—	(10,375)	(10,375)
Exercise of options and vesting of restricted stock units (1)	—	—	159,699	—	279	—	279
Issuance of common stock through employee stock purchase plan (1)	—	—	55,670	—	—	—	—
Stock-based compensation	—	—	—	—	1,620	—	1,620
Preferred stock conversion	(365,000)	—	777,829	—	—	—	—
Balance as of March 31, 2025	3,620,002	$—	32,272,462	$3	$255,551	$(289,924)	$(34,370)
Net loss	—	$—	—	—	—	(8,288)	(8,288)
Exercise of options and vesting of restricted stock units (1)	—	—	155,051	—	56	—	56
Issuance of common stock through employee stock purchase plan (1)	—	—	—	—	211	—	211
Stock-based compensation (2)	—	—	—	—	2,517	—	2,517
Proceeds from the issuance of common stock, net of issuance costs	—	—	5,500,000	—	20,451	—	20,451
Preferred stock conversion	(26,000)	—	55,746	—	—	—	—
Balance as of June 30, 2025	3,594,002	$—	37,983,259	$3	$278,786	$(298,212)	$(19,423)
Net loss	—	—	—	—	—	(10,811)	(10,811)
Exercise of options and vesting of restricted stock units (1)	—	—	45,042	—	88	—	88
Issuance of common stock through employee stock purchase plan (1)	—	—	49,939		—		—
Stock-based compensation	—	—	—	—	3,421		3,421
Preferred stock conversion	(3,594,002)	—	11,813,059	1	11,946	(11,947)	—
Balance as of September 30, 2025	—	$—	49,891,299	$4	$294,241	$(320,970)	$(26,725)

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

TriSalus Life Sciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(16,502)	$(29,474)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	400	500
Non-cash lease expense	95	407
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(5,819)	4,097
Change in fair value of contingent earnout liability	(7,146)	(2,404)
Paid-in-kind interest	—	800
Stock-based compensation expense	7,922	6,934
Allowance for credit losses	14	130
Loss on disposal of property and equipment	1	117
Amortization of debt issuance costs	1,026	767
Changes in operating assets and liabilities
Accounts receivable	418	(43)
Inventory, net	(1,561)	772
Prepaid expenses and other assets	(907)	648
Operating lease liabilities	(94)	(107)
Trade payables and accrued liabilities	269	1,328
Net cash used in operating activities	(21,884)	(15,528)
Cash flows from investing activities
Purchases of property and equipment	(313)	(877)
Proceeds from disposal of property and equipment	—	80
Net cash used in investing activities	(313)	(797)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	42,625	20,451
Proceeds from the exercise of stock options for common stock	264	423
Proceeds from the issuance of common stock through employee stock purchase plan	270	211
Taxes paid related to net share settlement of restricted stock units	(65)	—
Debt issuance costs	(613)	(520)
Proceeds from the issuance of debt	—	10,000
Payments on finance lease liabilities	(43)	(78)
Short-swing profit settlement	27	—
Net cash provided by financing activities	42,465	30,487
Increase in cash, cash equivalents and restricted cash	20,268	14,162
Cash, cash equivalents and restricted cash, beginning of period	20,789	8,875
Cash, cash equivalents and restricted cash, end of period	$41,057	$23,037
Supplemental disclosures of cash flow information
Cash paid for interest	3,460	2,528
Cash paid for income taxes	—	16
Supplemental disclosure of non-cash items
Right-of-use assets obtained in exchange for new finance lease liabilities	69	—
Non-cash capital expenditures included in trade payables	41	63
Debt issuance costs in accrued liabilities	1,092	—
Fixed assets purchased through exchange of finance lease right-of-use asset	—	85
Derecognition of finance lease right-of-use asset	—	(85)
Fair value of warrants issued with OrbiMed debt	—	366
See accompanying notes to unaudited condensed consolidated financial statements.

TriSalus Life Sciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited, amounts in thousands, except percentages, share and per share data)
(1) Nature Of Business And Basis Of Presentation
On August 10, 2023 (the “Closing Date”), TriSalus Life Sciences, Inc., a Delaware corporation (the “Company,” “TriSalus,” “we,” “us”), formerly known as MedTech Acquisition Corporation (“MTAC”), consummated the previously announced merger pursuant to the Agreement and Plan of Merger by and between MTAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of MTAC (“Merger Sub”) and TriSalus Operating Life Sciences, Inc. (formerly known as TriSalus Life Sciences, Inc.), a Delaware corporation (“Legacy TriSalus”), whereby Merger Sub merged with and into Legacy TriSalus with the separate corporate existence of Merger Sub ceasing (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, on August 10, 2023, Legacy TriSalus changed its name from TriSalus Life Sciences, Inc. to TriSalus Operating Life Sciences, Inc., and MTAC changed its name from MedTech Acquisition Corporation to TriSalus Life Sciences, Inc., the surviving company. Legacy TriSalus was deemed to be the accounting acquirer and predecessor company in the Business Combination.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In management's opinion, the accompanying condensed consolidated financial statements include all adjustments, including normal recurring items, considered necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain reclassifications have been made to the condensed consolidated statements of stockholders’ equity (deficit) and condensed consolidated statements of cash flows for the nine months ended September 30, 2025 to conform to current period and fiscal year 2025 presentation. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026. The accompanying condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. We invest excess cash primarily in money market funds. Restricted cash of $0.4 million was held in a separate account at our bank to support our corporate credit card program and was recorded in other assets on our condensed consolidated balance sheets as of December 31, 2025. This restricted cash account was closed during the first quarter of 2026 and the balance was transferred to our operating cash account. As of September 30, 2026, we had no restricted cash.
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

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. Our payment terms are typically net 30 day terms. Our opening accounts receivable balance as of January 1, 2025 was $5.1 million. In accordance with ASC Topic 326, Financial Instruments-Credit Losses, the allowance for credit losses is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for credit losses periodically and establish reserves based on management’s expectations of realization based on historical write-off experience as well as current general economic conditions and expectations regarding collection. Account balances are charged against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.
The following table summarizes the allowance for credit losses accounts activity for the nine months ended September 30, 2026:

September 30, 2026
Beginning Balance	$24
Amount charged (reversed) to costs and expenses	63
Write-off of uncollectible receivables	(49)
Ending Balance	$38
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
2.Identify the performance obligation — Our performance obligation is to deliver the ordered products in accordance with the terms of the purchase order, which constitutes a single performance obligation. We do not have any ongoing service obligation after delivery and only offer our customers an assurance-type warranty, which provides assurance the product will work as intended.
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
4.Allocate the transaction price — We do not have multiple performance obligations to complete when we fulfill a purchase order. As such, the transaction price is allocated fully to the units being sold.
5.Recognize revenue — We recognize revenue at the point-in-time when the units for a purchase order have been shipped and control of the units has transferred to the customer, as evidenced by the delivery terms on the shipping documents. Typically, we ship Freight on Board (FOB) Shipping Point. Therefore, we recognize revenue when the shipment leaves our premises. In certain cases, the purchase order ("P.O.") or contract specifies alternate shipping terms, usually FOB destination. In those cases, we defer revenue recognition until we are assured the units have been delivered and control has transferred to the customer. Our sales team is able to make in-person sales. When this occurs, the revenue is not recognized until we receive a P.O. from the customers, with the inventory treated as consignment until the time of receiving the P.O. Shipping and handling activities are not considered to be a separate performance obligation. Therefore, the costs are considered to be a fulfillment cost and the expenses are accounted for within cost of goods sold.

We provide certain customers with rebates that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the conditions for the rebates are achieved. The rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes. Subsequent to a rebate being earned, the customer receives a credit to apply to future purchases. We recognized $0.4 million and $1.0 million of rebates for the three and nine months ended September 30, 2026, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.
Research and Development
Research and development (“R&D”) costs include our engineering, regulatory, pre-clinical and clinical activities. R&D costs are expensed as incurred. The costs are related to internal headcount and external services we purchase, such as pre-clinical supplies and materials, clinical study management and supplies, and consulting related to our R&D. There were no development milestone payments to Dynavax for nelitolimod during the three and nine months ended September 30, 2026 and 2025 (see Note 7).
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. The amendment applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.
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

(2) Financial Instruments
Our financial instruments consist of warrant liabilities, the contingent earnout liability, a Standby Equity Purchase Agreement ("SEPA") liability, and the revenue base redemption liability related to the Credit Agreement we entered into with OrbiMed (the "OrbiMed Credit Agreement"). The carrying values of cash and cash equivalents, accounts receivable, net and trade payables approximate fair value through the use of publicly available market prices as of September 30, 2026 and December 31, 2025. In general, asset and liability fair values are determined using the following categories:
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
The repayment of the loans under the OrbiMed Credit Agreement is referred to as the "revenue base redemption liability" (see Note 9). We determine the value of the revenue base redemption liability using a Monte Carlo simulation of future revenue and valuing the Term Loans (as defined in Note 9) using the with and without method. The fair value of our long-term debt was estimated using a discounted cash flow model, which utilizes Level 3 inputs. The fair value of our long-term debt was $34.0 million and $34.7 million at September 30, 2026 and December 31, 2025, respectively.

As of December 31, 2025 and September 30, 2026, there was no outstanding SEPA liability as the agreement expired on November 1, 2025. The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability and revenue base redemption liability for the nine months ended September 30, 2026:

Warrant Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2026
Public Warrants - Level 1	$2,908	$(1,437)	$—	$1,471
Private Placement Warrants - Level 2	$7,352	$(3,634)	$—	$3,718
Working Capital Warrants - Level 2	$1,660	$(821)	$—	$839

Level 3 Liabilities	Fair Value at December 31, 2025	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2026
Contingent earnout liability	$10,144	$(7,146)	$—	$2,998
OrbiMed Warrant liability	$972	$(447)	$—	$525
Revenue base redemption liability	$383	$520	$—	$903
The following tables summarize the changes in fair value of our outstanding warrant liabilities, contingent earnout liability, SEPA liability and revenue base redemption liability for the nine months ended September 30, 2025:

Warrant Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2025
Public Warrants - Level 1	$1,927	$1,051	$—	$2,978
Private Placement Warrants - Level 2	$4,872	$2,657	$—	$7,529
Working Capital Warrants - Level 2	$1,100	$600	$—	$1,700

Level 3 Liabilities	Fair Value at December 31, 2024	Change in Fair Value (Gains) Losses	Issuances (Settlements)	Fair Value at September 30, 2025
Contingent earnout liability	$7,401	$(2,404)	$—	$4,997
SEPA liability	$55	$(55)	$—	$—
OrbiMed Warrant liability	$362	$(151)	$366	$577
Revenue base redemption liability	$507	$(5)	$—	$502
(3) Inventory
The components of inventory are summarized as follows:

	September 30, 2026	December 31, 2025
Raw materials	$1,597	$1,289
Finished goods	3,587	1,897
Reserve for obsolete inventory	(546)	(109)
Inventory, net	$4,638	$3,077

(4) Contingent Earnout Liability
In connection with the Business Combination, MTAC entered into a sponsor support agreement (the "Sponsor Support Agreement"). Pursuant to the Sponsor Support Agreement, the 3,125,000 Sponsor Earnout Shares (the "Sponsor Earnout Shares") become unvested and subject to potential forfeiture if certain triggering events are not achieved prior to the fifth anniversary of the Closing Date. Pursuant to the Sponsor Support Agreement, for any 20 trading days within a period of 30 consecutive trading days, (i) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will vest if the volume weighted-average price of our Common Stock equals or exceeds $15.00, (ii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will vest if the volume weighted-average price of our Common Stock equals or exceeds $20.00, (iii) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will vest if the volume weighted-average price of our Common Stock equals or exceeds $25.00, and (iv) 25% of the shares of the unvested Common Stock held by the Sponsor Holders will vest if the volume weighted-average price of our Common Stock equals or exceeds $30.00. Additionally, the Sponsor Earnout Shares will vest if there is a change in control of our company on or before the fifth anniversary of the Closing Date that results in the holders of our Common Stock receiving a price per share equal to or in excess of the applicable earnout targets. Any such shares held by the Sponsor Holders that remain unvested after the fifth anniversary of the Closing Date will be forfeited.
The contingent earnout liability was remeasured to its fair value of $3.0 million and $10.1 million as of September 30, 2026 and December 31, 2025, respectively, based on a Monte Carlo simulation valuation model. This remeasurement resulted in recording a gain of $0.7 million and $7.1 million for the three and nine months ended September 30, 2026, respectively, compared to a gain of $2.5 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, classified as change in fair value of contingent earnout liability in the condensed consolidated statements of operations. Assumptions used in the valuation are described below:

	September 30, 2026	December 31, 2025
Current stock price	$4.31	$6.98
Expected share price volatility	77.5%	70.0%
Risk-free interest rate	4.8%	3.5%
Expected term (years)	1.9	2.6
Estimated dividend yield	—%	—%
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
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.

(5) Warrants
Warrants that have not been tendered for exchange and outstanding as of September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Public Warrants	1,751,825	1,751,825
Private Placement Warrants	4,428,648	4,428,648
Working Capital Warrants	1,000,000	1,000,000
OrbiMed Warrants	222,068	222,068
Total warrants	7,402,541	7,402,541
Public, Private Placement and Working Capital Warrant Liabilities
In connection with consummation of the Business Combination, the Company assumed the warrant liabilities associated with 8,333,272 Public Warrants. Each Public Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. As of September 30, 2026 and December 31, 2025, there were 1,751,825 Public Warrants outstanding. The Public Warrants expire on August 10, 2028 or earlier upon redemption or liquidation. We may redeem for cash the outstanding Public Warrants:
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
If and when the Public Warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
In addition to the Public Warrants, we assumed the warrant liabilities associated with 4,933,333 Private Placement Warrants and 1,000,000 Working Capital Warrants. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants, were not transferable, assignable or saleable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2026 and December 31, 2025, there were 4,428,648 Private Placement Warrants and 1,000,000 Working Capital Warrants outstanding.

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
As of September 30, 2026, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $1.5 million, $3.7 million, and $0.8 million, respectively. As of December 31, 2025, the fair values of the Public Warrants, Private Placement Warrants and Working Capital Warrants were $2.9 million, $7.4 million, and $1.7 million, respectively. The fair value of the Public Warrants has been measured based on the quoted price of such warrants on the Nasdaq. The transfer of Private Placement Warrants or Working Capital Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants and Working Capital Warrants having substantially the same terms as the Public Warrants. Therefore, we determined that the fair value of each Private Placement Warrants and Working Capital Warrants is equivalent to that of each Public Warrant.
There was no activity related to the Public Warrants, Private Placement Warrants and Working Capital Warrants for the nine months ended September 30, 2026 and 2025.
OrbiMed Warrant
In connection with the closing of our initial $25.0 million borrowing under the OrbiMed Credit Agreement, we also issued OrbiMed a warrant (the "Initial OrbiMed Warrant") to purchase 130,805 shares of our common stock (the "Warrant Shares"), with the initial exercise price of $9.5562 (as adjusted from time to time the "Exercise Price") per share, or approximately $1.3 million in the aggregate. As of September 30, 2026, the Exercise Price was $8.1604 per share pursuant to the terms of the Initial OrbiMed Warrant, or approximately $1.1 million in the aggregate. The Initial OrbiMed Warrant expires on April 30, 2031 (the "Initial OrbiMed Warrant Expiration Date"). In connection with the First Delayed Draw Term Loan Commitment draw (see Note 9) on February 18, 2025, we issued the OrbiMed operating entities a warrant to purchase 64,748 and 26,515 shares of our common stock (the "Subsequent OrbiMed Warrants" and collectively, with the Initial OrbiMed Warrant, the “OrbiMed Warrants” and together with the SPAC Warrants, the “Warrants”), with the initial exercise price of $5.4787, or approximately $0.5 million. The number of Subsequent OrbiMed Warrants was determined by dividing 5.0% of the amount borrowed under the First Delayed Draw Term Loan Commitment by the 10-day volume weighted-average sale price of our common stock as of the issue date. As of September 30, 2026, the Exercise Price was $5.1556 per share pursuant to the terms of the Subsequent OrbiMed Warrant, or approximately $0.5 million in the aggregate. The Subsequent OrbiMed Warrants expire on February 18, 2032 (the "Subsequent OrbiMed Warrants Expiration Date" and together with the Initial OrbiMed Warrant Expiration Date, the "Expiration Dates"). In connection with the OrbiMed Warrants, we entered into a Registration Rights Agreement with OrbiMed (the “OrbiMed Registration Rights Agreement”), whereby OrbiMed will have certain customary registration rights with respect to the shares of common stock underlying the OrbiMed Warrants.
The OrbiMed Warrants may be exercised in whole or in part, at any time prior to the Expiration Dates (the "Exercise Period"), by either:
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
If either upon (i) the occurrence of the Expiration Dates, or (ii) the date on which a sale of the Company is consummated pursuant to which the sole consideration payable to the Company or its stockholders in respect of such sale transaction consists of cash, marketable securities or a combination thereof, and the per share fair market value of a Warrant Share is greater than the Exercise Price, any portion of the OrbiMed Warrants that remains unexercised on such date shall be deemed to have been exercised automatically pursuant to a Cashless Exercise (the “Automatic Cashless Exercise”).
Ownership Cap
The holder in any circumstance cannot exercise the OrbiMed Warrants if such exercise would result in the holder and its affiliates to own more than 9.99% of the Company's common stock (the “Ownership Cap”).

Adjustments
The current Exercise Price and the number of Warrant Shares underlying the OrbiMed Warrants are subject to certain anti-dilutive protections and adjustments. These are triggered by events such as stock splits, reclassification of shares, combinations or substitutions. Additionally, the Exercise Price will be adjusted downward if shares, which include options and convertible securities settled in common stock, are issued at a price per share less than the current Exercise Price. These adjustments are collectively referred to as “Warrant Adjustments.” The amount of proceeds we receive from the exercise of the OrbiMed Warrants would be less than the amount we would receive immediately prior to such adjustment. As a result of the Offering Price being lower than the Exercise Price for shares issued in the Offering on February 23, 2026, the Exercise Price for the Initial OrbiMed Warrant was adjusted to $8.1604 per share and the Exercise Price of the Subsequent OrbiMed Warrants was adjusted to $5.1556 per share.
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
Fair Value
The estimated fair value of the OrbiMed Warrant liabilities was determined using the Black-Scholes option pricing model. The inputs and assumptions utilized in the calculation require management to apply judgment and make estimates including:
(a)expected term, based on the Expiration Dates;
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
The key inputs used in the valuation of the Initial OrbiMed Warrant were as follows:

	September 30, 2026	December 31, 2025
Expected term (years)	4.6	5.3
Risk-free interest rate	5.1%	3.8%
Expected volatility	75.0%	70.0%
Dividend yield	—%	—%
Exercise price	$8.1604	$8.8398
Stock price	$4.31	$6.98

The key inputs used in the valuation of the Subsequent OrbiMed Warrants were as follows:

	September 30, 2026	December 31, 2025
Expected term (years)	5.4	6.1
Risk-free interest rate	5.1%	3.9%
Expected volatility	75.0%	70.0%
Dividend yield	—%	—%
Exercise price	$5.1556	$5.3322
Stock price	$4.31	$6.98
These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with exact precision.
(6) Income Taxes
The Company's full pretax loss for the three and nine months ended September 30, 2026 and 2025 was from U.S. domestic operations. The Company's effective tax rate ("ETR") from continuing operations was (0.05)% and (0.07)% for the three and nine months ended September 30, 2026, respectively, and (0.16)% and (0.05)% for the three and nine months ended September 30, 2025, respectively. The discrete items recorded for the quarter primarily related to the tax impact of the change in the fair value of warrant and revenue base redemption liabilities and the change in fair value of contingent earnout liability.
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
We record the milestone payments in R&D expense when they are incurred. The milestone payments and royalty payments are contingent upon future events and therefore will also be recorded as expense when it is probable that a milestone has been achieved or when royalties are due. During the three and nine months ended September 30, 2026 and 2025, we made no payments to Dynavax.

(8) Standby Equity Purchase Agreement
In October 2023, we entered into a SEPA with Yorkville Advisors Global, LP ("Yorkville"). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to $30.0 million of Common Stock, par value $0.0001 per share, at our request any time during the commitment period commencing on October 2, 2023 (the “Effective Date”) and terminating on the first day of the month following the 24-month anniversary of the Effective Date (the "Commitment Period"), which was November 1, 2025. Each issuance and sale to Yorkville under the SEPA (an “Advance”) was subject to a maximum limit equal to the greater of: (i) an amount equal to 100% of the average of the daily volume of the Common Stock on the Nasdaq for the 10 trading days immediately preceding an Advance notice, or (ii) 1,000,000 shares of Common Stock. During the Commitment Period, the Company had the option to issue and sell shares to Yorkville at a per-share price equal to: (i) 96% of the Market Price (as defined below) for any period commencing on the receipt of the Advance notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), or (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted-average price (“VWAP”) of the Common Stock on Nasdaq, and for any Option 2 Pricing Period, the lowest VWAP of the Common Stock on the Nasdaq during the Option 2 Pricing Period. The Advances were subject to certain limitations, including that Yorkville could not purchase any shares that would result in it beneficially owning more than 4.99% of the outstanding voting power or Common Stock. Further, Yorkville could not purchase shares that would result in it acquiring more than 5,260,704 shares of Common Stock, which represented 19.99% of the outstanding Common Stock, as of the effective date of SEPA. The SEPA expired on November 1, 2025.
The SEPA contract was accounted for as a derivative as it was an equity-linked contract that did not qualify for equity classification under ASC 815. Therefore, the SEPA was recognized as a liability measured each period at fair value in accordance with ASC 820, Fair Value Measurement, on the condensed consolidated balance sheets and the change in fair value of the SEPA liability is recorded on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, there was no outstanding liability as the SEPA expired. See Note 2 for information regarding changes in fair value during the nine months ended September 30, 2025.
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
On April 30, 2024, we borrowed the Initial Term Loan, resulting in gross proceeds of $25.0 million. On February 18, 2025, we borrowed the First Delayed Draw Term Loan Commitment resulting in gross proceeds of $10.0 million based on achieving the trailing 12-month Product Revenue Base of $30.0 million in January 2025. The Initial Term Loan and the First Delayed Draw Term Loan (collectively, the "Term Loans") mature on April 30, 2029 (the "Maturity Date").

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
On March 26, 2026, we entered into the Fourth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Fourth Amendment"), which reduced two of the Product Revenue Base thresholds. On May 28, 2026, we entered into the Fifth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Fifth Amendment"), which further reduced two of the Product Revenue Base thresholds. On September 29, 2026, we entered into the Sixth Amendment to the OrbiMed Credit Agreement (the "OrbiMed Sixth Amendment"), which further reduced three of the Product Revenue Base thresholds.
Repayment
If the Product Revenue Base (i.e., with respect to any period, the net revenues for such period from sales of TriNav) on a trailing 12-month basis does not equal or exceed the specified amount as stipulated in table below, the Company will start repaying the outstanding principal amount on the Term Loans. Such repayments will commence in the calendar month immediately following the applicable Test Date (stipulated in the table below) and occur on the last day of each calendar month ("Amortization Payment Date"). The repayments are made in equal monthly installments, calculated from the first Amortization Payment Date through the Maturity Date and the balance of the principal amount of the loans under the OrbiMed Credit Agreement shall be repaid on the Maturity Date. The repayments include the applicable Repayment Premium and the Exit Fee (each as defined below). The repayment of the loans under the OrbiMed Credit Agreement as aforementioned, is referred to as the “revenue base redemption liability.” The OrbiMed Sixth Amendment modified the Product Revenue Base thresholds to the following:

Test Dates (Fiscal Quarter Ending)	Product Revenue Base for 12 Month Period
September 30, 2026	$45,000
December 31, 2026	$46,000
March 31, 2027	$47,500
June 30, 2027 and Each Fiscal Quarter ending thereafter	$50,000
As of September 30, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.

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
Warrant
In connection with the closing of the OrbiMed Credit Agreement, we issued OrbiMed the Initial OrbiMed Warrant. Subsequent to achieving the First Delayed Draw Term Loan Commitment revenue requirement, the Subsequent OrbiMed Warrants were issued (see Note 5).
Debt Related Fees
Exit Fee
The borrower on the repayment of the loans under the OrbiMed Credit Agreement is obligated to pay an additional fee equal to 4.0% of the principal amount being repaid. This applies whether the repayment is made on the Maturity Date, or under any other conditions specified in the Agreement (the “Exit Fee”). The Exit Fee is amortized over the term of the Term Loans.
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
In 2024, we recorded the Initial Term Loan as long-term debt, and recorded the issuance costs incurred to obtain the loan as contra-debt, in accordance with ASC 470, Debt. We incurred $2.6 million in legal, origination and other fees to acquire the OrbiMed Credit Agreement. In 2025, we recorded the First Delayed Draw Term Loan as long-term debt and incurred $0.5 million in issuance costs, which were deferred financing costs on the condensed consolidated balance sheets. In connection with the OrbiMed Fourth Amendment, Fifth Amendment, and Sixth Amendment, we incurred $0.3 million, $0.3 million, and $1.1 million respectively, in fees which were deferred and will be amortized over the life of the Term Loans.
During the three months ended September 30, 2026, we recorded interest expense of $1.6 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $1.2 million was cash interest and $0.4 million was amortization of debt issuance costs and debt discount. During the nine months ended September 30, 2026, we recorded interest expense of $4.5 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $3.5 million was cash interest and $1.0 million was amortization of debt issuance costs and debt discount.
During the three months ended September 30, 2025, we recorded interest expense of $1.5 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $0.2 million was recorded as PIK Interest, $1.0 million was cash interest and $0.3 million was amortization of debt issuance costs and debt discount. During the nine months ended September 30, 2025, we recorded interest expense of $4.1 million related to borrowings under the OrbiMed Credit Agreement on the condensed consolidated statements of operations, of which $0.8 million was recorded as PIK Interest, $2.5 million was cash interest and $0.8 million was amortization of debt issuance costs and debt discount.
The following table summarizes activity within the Term Loans for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

OrbiMed Debt
Balance at December 31, 2024	$22,084
First Delayed Draw Term Loan Commitment	10,000
Debt issuance costs
Cash issuance costs	(521)
Noncash issuance costs:
Warrant liability	(366)
Amortization of debt issuance costs	766
PIK interest	800
Accretion of exit fee liability	283
Balance at December 31, 2025	$33,046
Debt issuance costs (cash)	(613)
Debt issuance costs accrued (non-cash)	(1,092)
Amortization of debt issuance costs	792
Accretion of exit fee liability	234
Balance at September 30, 2026	$32,367

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
As of September 30, 2026, there are no outstanding shares of Preferred Stock. The Company is authorized to issue up to 10,000,000 shares of preferred stock with 10,000,000 shares available for issuance.
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
We computed diluted loss per common share after giving consideration to the dilutive effect of stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants that are outstanding during the period, as well as potential common shares issuable under our Employee Stock Purchase Plan ("ESPP"), except where such nonparticipating securities would be antidilutive. As we reported a net loss for the three and nine months ended September 30, 2026 and September 30, 2025, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table provides the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss	$(8,854)	$(10,811)	$(16,502)	$(29,474)
Series A Preferred Stock conversion inducement	—	(18,516)	—	(18,516)
Deemed dividend related to Series A Preferred Stock conversion	—	(11,947)	—	(11,947)
Net loss attributable to common stockholders	$(8,854)	$(41,274)	$(16,502)	$(59,937)

Denominator:
Weighted-average common shares outstanding, basic	58,473,499	43,057,632	56,128,696	34,858,162
Dilutive awards outstanding	—	—	—	—
Weighted-average common shares outstanding, diluted	58,473,499	43,057,632	56,128,696	34,858,162

Loss per share:
Basic	$(0.15)	$(0.96)	$(0.29)	$(1.72)
Diluted	$(0.15)	$(0.96)	$(0.29)	$(1.72)
The following potentially dilutive securities (in common stock equivalent shares) have been excluded from the computation of diluted loss per share because such securities have an antidilutive impact:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Common stock warrants	7,402,541	7,402,541	7,402,541	7,402,541
RSUs and PSUs	2,000,196	797,669	2,000,196	797,669
Stock options	9,361,997	6,452,581	9,361,997	6,452,581
Shares issuable under the SEPA	—	3,468,998	—	3,468,998
Shares issuable under ESPP	53,894	51,854	53,894	51,854
Total	18,818,628	18,173,643	18,818,628	18,173,643
(12) Stock-Based Compensation
Equity Incentive Plans
We currently maintain the 2023 Equity Incentive Plan (the “2023 Plan”), which our Board of Directors (the "Board") and stockholders approved in connection with the Business Combination, for purposes of granting equity-based incentive awards to our employees, executive officers, directors and consultants. Prior to the Business Combination, TriSalus granted equity incentive awards under the 2009 Amended and Restated Equity Incentive Plan (the “2009 Plan”). The 2009 Plan has not been used following the Business Combination. However, any awards granted under the 2009 Plan remain subject to the terms of the 2009 Plan and the applicable award agreement. As of September 30, 2026, there were 1,140,997 awards outstanding and no shares available for future grant under the 2009 Plan.
Initially, 5,585,008 shares were authorized under the 2023 Plan. In addition, the share reserve will automatically increase on January 1 of each year for a period of ten years, commencing on January 1, 2024, and ending on January 1, 2033, in an amount equal to (1) five percent of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, or (2) a lesser number of shares of Common Stock determined by our Board prior to January 1 of a given year. On January 1, 2025 and 2026, the authorized shares under the 2023 Plan increased by 2,383,545 shares and 3,331,683 shares, respectively. The 2023 Plan will expire on August 10, 2033, unless modified by the Board of Directors or a duly authorized committee thereof.

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
The Board delegated the authority to administer the 2009 Plan and the 2023 Plan to our CEO and CFO, who act on the recommendation of managers of the Company to select the individuals to whom the awards will be granted and to determine the amount and vesting period for the grants. All grants are subject to approval by the Board.
As of September 30, 2026, the balances under the 2023 Plan were as follows:

	September 30, 2026
	Authorized	Outstanding (1)	Available for Issue
2023 Plan	13,685,930	10,221,196	2,764,414
(1)Outstanding excludes RSU releases and option exercises under the 2023 Plan.
Stock Options
Historically, we have used stock options as an incentive for long-term compensation to our executive officers because options allow our executive officers to realize value from this form of equity compensation only if the value of the underlying equity securities increases relative to the option’s exercise price. Stock options are granted with an exercise price equal to the fair market value of our common stock on the grant date. Stock options generally have a ten-year contractual term and typically vest in one year or have graded vesting over three to four years. We may grant stock options with a performance condition. The performance stock options vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of the performance stock options meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of September 30, 2026, we had one performance stock option award outstanding.
The following table summarizes activity for stock options under the 2009 Plan and 2023 Plan for the nine months ended September 30, 2026:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,406,664	$5.94	7.4	$13,358
Granted	2,761,981	4.31
Exercised	(59,417)	4.44		36
Forfeited	(415,364)	5.42
Expired	(331,867)	7.15
Outstanding at September 30, 2026	9,361,997	$5.45	7.2	$3,581
Exercisable at September 30, 2026	3,736,023	$6.01	5.0	$2,545
The fair value of each stock option granted during the nine months ended September 30, 2026 was determined using the Black-Scholes option pricing model.
We recorded compensation expense for stock options during the three and nine months ended September 30, 2026 of $1.7 million and $4.9 million, respectively, and during the three and nine months ended September 30, 2025 of $2.5 million and $4.9 million, respectively. As of September 30, 2026, there was $13.4 million of unrecognized compensation expense related to stock options and will be expensed over a weighted-average period of 2.6 years.

Restricted and Performance Stock
Pursuant to both the 2009 and 2023 Plans, we issue RSUs and PSUs. The estimated fair value of the awards at the time of grant was determined using the price of our common stock on the grant date for the RSUs and PSUs. All such grants are satisfied through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock at specified vesting dates. Typically, RSUs vest in one year or have graded vesting over one or four years from the grant date. PSUs are share awards that vest upon meeting the stated performance metric(s) during the stated performance period(s). We assess the probability of PSUs meeting the performance metric(s), and if probable, we recognize compensation expense over the requisite service period. As of September 30, 2026, we had three PSU awards outstanding.
The following table summarizes activity for RSUs and PSUs under the 2009 Plan and 2023 Plan for the nine months ended September 30, 2026:

	Number of Stock Units	Weighted-Average Grant-Date Fair Value per Share
Unvested at January 1, 2026	1,826,613	$6.18
Granted	780,519	3.90
Vested	(280,937)	5.12
Forfeited	(325,999)	5.42
Unvested at September 30, 2026	2,000,196	$5.57
We recorded compensation expense for RSUs and PSUs during the three and nine months ended September 30, 2026 of $1.1 million and $2.9 million, respectively, and during the three and nine months ended September 30, 2025 of $0.9 million and $1.9 million, respectively. As of September 30, 2026, there was $7.5 million of unrecognized compensation expense related to RSUs and PSUs and will be expensed over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
We maintain an ESPP, which provides our eligible employees and certain designated companies with an opportunity to purchase shares of Common Stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees, and to provide incentives for such persons to exert maximum efforts for our success. The ESPP became active in 2024. There were 2,350,530 shares of Common Stock initially reserved for issuance under the ESPP. The number of shares of Common Stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2024, and continuing through and including January 1, 2033, by an amount equal to the lesser of (a) two percent (2%) of the total number of shares of the fully diluted common stock determined on December 31 of the preceding year, and (b) 200% of the Initial Share Reserve. On January 1, 2025 and 2026, the authorized shares under ESPP increased by 953,418 shares and 1,332,673 shares, respectively.
We recognized compensation expense related to the ESPP of $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026, 69,678 shares were purchased under the ESPP. We record the issuance of shares when they are recorded by the transfer agent and, as such, there could be timing differences between when the expense is recorded and shares are transferred.

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
(14) Leases
We have two property leases in effect as of September 30, 2026, which we account for as operating leases. We lease office, manufacturing and warehouse space under these leases. Both leases contain options to extend the respective lease terms, which were excluded in determining the expected lease term as it was not reasonably certain we would exercise these options. We also have four finance leases for copier equipment and computers in our facilities, including two entered into during the nine months ended September 30, 2026.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$75	$74	$224	$246
Finance lease expense:
Amortization of ROU assets	18	2	49	24
Interest on lease liabilities	4	0	10	2
Total finance lease expense	22	2	59	26
Total lease expense	$97	$76	$283	$272

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of TriSalus Life Sciences, Inc. (for purposes of this section, the “Company,” “TriSalus,” “we,” “us” and “our”) should be read together with TriSalus’ condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and our audited financial statements and related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC, on March 5, 2026 ("Annual Report"). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the section captioned "Item 1A. Risk Factors" of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We market our cutting edge PEDD infusion systems, which are designed to optimize therapeutic delivery for hepatocellular carcinoma, pancreatic cancer and other solid liver tumors. Additionally, we are studying nelitolimod to determine whether an immunotherapeutic when administered via PEDD in combination with systemic treatment can enhance the effectiveness of other therapeutics, ultimately leading to better patient responses. The combination of our PEDD technology with nelitolimod is focused on solving two main barriers in the tumor microenvironment that inhibit the success of immunotherapy. The first barrier (mechanical) is comprised of high intratumoral pressure within tumors that limits drug uptake and the second barrier (biological) is the reversal of intratumoral immunosuppression.
In 2020, we launched TriNav, which is our newest liver therapy delivery device with SmartValve technology for our proprietary PEDD approach. In 2020, we gained transitional pass-through payments (“TPT”) approval from the Centers for Medicare & Medicaid Services (“CMS”), which allows hospitals to cover the cost of using TriNav. The approval began in January 2020 and expired at the end of 2023. On December 14, 2023, CMS created a permanent New Technology Healthcare Common Procedure Coding System ("HCPCS") code for procedures involving the TriNav Infusion System. This code became effective on January 1, 2024, and may be reported by hospital outpatient departments ("HOPDs") and ambulatory surgical centers ("ASCs") to obtain reimbursement for TriNav device. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code, C8004, from CMS. This new code provides reimbursement clarity for mapping procedures conducted prior to transarterial radioembolization ("TARE"). On June 17, 2026, CMS created a permanent HCPCS G Code ("G-code") for vascular embolization or occlusion procedure with use of a pressure-generating catheter, inclusive of all radiological supervision and interpretation, intraprocedural roadmapping, and imaging guidance necessary to complete the intervention for tumors, organ ischemia or infarction performed in the non-facility setting. This code became effective on July 1, 2026, and may be reported by outpatient-based labs ("OBLs") to obtain reimbursement for the TriNav device.
In 2025, we expanded our portfolio of PEDD devices with the commercial launch of the TriNav FLX Infusion System and the TriNav XP Infusion System, further broadening the TriNav product family. These systems complement the Company’s existing TriNav Infusion System, TriNav LV Infusion System and TriGuide Guiding Catheter and are designed to support therapeutic delivery across a broader range of anatomical complexity. The TriNav FLX Infusion System incorporates a more flexible distal tip, intended to improve trackability and navigation in tortuous vasculature. While the TriNav XP Infusion System also includes the more flexible distal tip, it is also designed to support delivery of larger embolic particles, expanding procedural versatility across embolization applications. Together with TriNav LV, which is suitable for vessels 3.5 mm to 5.0 mm in diameter, these products are intended to increase the addressable embolization market. In September 2026, we obtained FDA 510(k) clearance for TriNav Advance, a device that interventional radiologists can pair with a microcatheter of their choice to match vessel anatomy and treatment goals. TriNav FLX, TriNav XP, and TriNav Advance are eligible for the same HCPCS reimbursement codes as previously commercialized TriNav products, allowing for integration into existing reimbursement framework.

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
We are a high growth, high margin company approaching a level of revenues that can generate sufficient cash flow to sustain our operations. Beginning in 2020, our mission was to improve the delivery of therapeutics to solid tumors across a range of different diseases and tumor types. Additionally, we acquired an immuno-oncology drug, nelitolimod, in July 2020, and conducted several Phase I clinical trials to study the potential for nelitolimod, delivered via our PEDD technology, to improve outcomes in areas of high unmet need. We conducted two Phase I dose escalation (UMLM and LA-PDAC) and one Phase Ib (ICC/HCC) clinical trials for nelitolimod. These trials have now concluded. Due to physician and investigator interest, we are supporting two Investigator Initiated Trials of nelitolimod, one in patients with advanced HCC in combination with cryoablation, durvalumab and tremelimumab and another in patients with resectable colorectal liver metastases. Due to the excessive cost of capital, we do not intend to proceed to Phase II trials for that indication on our own, but we are looking for potential partners to advance that indication. We anticipate releasing a consolidated clinical update in the fourth quarter of 2026 and will begin discussions for a partner for further clinical development.
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

•Our ability to maintain our current TriNav pricing and gross margins to help fund the rest of our activities. Our current pricing allows us to generate a substantial gross margin, which provides funds to support our growth and our research and development (“R&D”) for both TriNav and nelitolimod. TriNav sells at a significant premium to competitive products. Our higher price was previously supported by the TPT payment program from CMS. However, the TPT authorization expired on December 31, 2023. In December 2023, CMS granted a New Technology HCPCS for both mapping and therapeutic procedures involving TriNav. This code, HCPCS C9797, has been assigned to the Ambulatory Payment Classification ("APC") 5194 - Level 4 Endovascular Procedures. The code became effective on January 1, 2024 and may be reported by hospital outpatient departments and ambulatory surgical centers, but there can be no assurance that continuing reimbursement will be available at similar reimbursement rates or at all. Effective April 1, 2025, TriNav received a second unique and permanent HCPCS code from CMS, C8004, which has been assigned to APC 5193 (Level 3 Endovascular Procedures). This new code provides reimbursement clarity for mapping procedures conducted prior to TARE. On November 4, 2026, CMS finalized the calendar year 2027 Hospital Outpatient Prospective Payment System ("OPPS") final rule for the reassignment of HCPCS code C8004 from APC 5193 to APC 5194, aligning it with C9797, which is already assigned to APC 5194. On June 17, 2026, CMS created a G-Code, which became effective on July 1, 2026. On November 4, 2026, CMS published its calendar year 2027 Physician Fee Schedule final rule, establishing national payment for HCPCS code G0577, extending reimbursement for PEDD to OBLs. Any reduction in the amount of the reimbursement for TriNav will negatively impact the revenue we are able to generate from the sale of TriNav and may hinder our ability to recoup our total investment in TriNav notwithstanding regulatory approval of the product. If we are unable to promptly obtain coverage and profitable payment rates from hospital budgets or government-funded and private purchasers for TriNav or any future products, we may sell fewer units or need to sell them at a lower price. Such changes in revenues would have a material adverse effect on our operating results and our overall financial condition.
•The success of our clinical trials of nelitolimod. Nelitolimod is in early-stage human trials to determine if, when delivered via TriNav, it is safe and effective in treating certain cancers. As with all drug candidates, the cost of operating clinical trials can be substantial, with no guarantee that the trials will result in favorable data.
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
Sales and Marketing
Sales and marketing expenses consist primarily of salaries, commissions, travel and related business expenses for our sales force, which is principally engaged in physician education regarding the features and benefits of TriNav. We also incur expenses for attendance at medical society meetings, product promotions and marketing activities.
General and Administrative
General and administrative expenses include executive management, finance, information technology, human resources, business development, legal and the administrative and professional costs associated with those activities. General and administrative expenses also include corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in production or R&D expenses, as well as regulatory and professional fees for legal, patent, accounting and other consulting services. We also record public company costs in general and administrative, including board expenses, insurance, audit fees, Nasdaq fees and costs associated with public company financial reporting.
Interest Income
Interest income is for interest earned on our cash and cash equivalents.
Interest Expense
Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly exit and commitment fees.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
Change in fair value of SEPA, warrant and revenue base redemption liabilities represents the change in fair value at each reporting period of the SEPA, the change in fair value of the Public Warrants, Private Placement Warrants and Working Capital Warrants, the change in fair value of the OrbiMed Warrants and the change in fair value of the revenue base redemption liability.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for each of the periods indicated (in thousands):
Comparison of the Three Months Ended September 30, 2026, and 2025

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue	$12,878	$11,566	$1,312	11.3%
Cost of goods sold	1,783	1,906	(123)	(6.5)%
Gross profit	11,095	9,660	1,435	14.9%
Operating expenses
Research and development (1)	3,190	5,704	(2,514)	(44.1)%
Sales and marketing	10,731	6,839	3,892	56.9%
General and administrative (1)	4,883	6,131	(1,248)	(20.4)%
Loss from operations	(7,709)	(9,014)	1,305	(14.5)%
Other income (expense)
Interest income	382	170	212	n.m.
Interest expense	(1,560)	(1,460)	(100)	6.8%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	(650)	(2,932)	2,282	(77.8)%
Change in fair value of contingent earnout liability	740	2,524	(1,784)	(70.7)%
Other expense, net	(53)	(94)	41	(43.6)%
Loss before income taxes	(8,850)	(10,806)	1,956	(18.1)%
Income tax expense	(4)	(5)	1	(20.0)%
Net loss	$(8,854)	$(10,811)	$1,957	(18.1)%

(1)Amounts presented in the three months ended September 30, 2025 have been revised to align expense classification for the 2025 fiscal year period.
n.m: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue increased $1.3 million, or 11.3%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase in revenue was primarily due to an increase in TriNav units sold.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $0.1 million, or 6.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in cost of goods sold was primarily due to a reduction in cost per TriNav unit sold.
Gross profit increased by $1.4 million, or 14.9%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, and gross margin increased from 83.5% to 86.2% year over year. The increase in gross profit and gross margin was primarily due to an increase in TriNav units sold and a reduction in cost per TriNav unit.
Research and Development
R&D expenses decreased by $2.5 million, or 44.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily due to clinical trial expenses related to nelitolimod that did not recur during the three months ended September 30, 2026 compared to prior year.
Sales and Marketing
Sales and marketing expenses increased by $3.9 million, or 56.9%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to increased investment in marketing and our sales organization expansion during the three months ended September 30, 2026 compared to prior year.

General and Administrative Expenses
General and administrative expenses decreased by $1.2 million, or 20.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily due to lower professional services costs related to legal and audit related expenses and lower non-cash stock-based compensation expense driven by the acceleration of an award that did not recur during the three months ended September 30, 2026 compared to prior year.
Interest Income
Interest income increased by $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due to interest earned on a higher cash and cash equivalents balance during the three months ended September 30, 2026 compared to prior year.
Interest Expense
Interest expense increased by $0.1 million or 6.8% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to a slight increase in the effective interest rate and additional debt discount amortization for the lender fees incurred for the OrbiMed Fourth, Fifth, and Sixth Amendments during the three months ended September 30, 2026.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and revenue base redemption liabilities resulted in a loss of $0.7 million in the three months ended September 30, 2026, compared to a loss of $2.9 million in the three months ended September 30, 2025, a difference of approximately $2.3 million. The change was primarily due to less of an increase in the Company's warrant stock price during the three months ended September 30, 2026 as compared to prior year.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of contingent earnout liability resulted in a gain of $0.7 million for the three months ended September 30, 2026 compared to a gain of $2.5 million for the three months ended September 30, 2025. The change in the fair value of the contingent earnout liability during the three months ended September 30, 2026 was primarily driven by the decrease in the Company's stock price.
Other Expense, Net
Other expense, net, for the three months ended September 30, 2026 was relatively consistent with the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026, and 2025

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Revenue	$33,184	$31,946	$1,238	3.9%
Cost of goods sold	4,521	5,203	(682)	(13.1)%
Gross profit	28,663	26,743	1,920	7.2%
Operating expenses
Research and development	9,543	12,395	(2,852)	(23.0)%
Sales and marketing	29,560	20,736	8,824	42.6%
General and administrative	15,493	17,287	(1,794)	(10.4)%
Loss from operations	(25,933)	(23,675)	(2,258)	(9.5)%
Other income (expense)
Interest income	1,003	378	625	n.m.
Interest expense	(4,486)	(4,092)	(394)	9.6%
Change in fair value of SEPA, warrant and revenue base redemption liabilities	5,819	(4,097)	9,916	n.m.
Change in fair value of contingent earnout liability	7,146	2,404	4,742	n.m.
Other expense, net	(39)	(385)	346	89.9%
Loss before income taxes	(16,490)	(29,467)	12,977	44.0%
Income tax expense	(12)	(7)	(5)	(71.4)%
Net loss	$(16,502)	$(29,474)	$12,972	44.0%

n.m: not meaningful, represented by a percentage change equal to or greater than 100%, favorable or unfavorable.
Revenue
Revenue increased $1.2 million, or 3.9%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in TriNav units sold.
Cost of Goods Sold and Gross Profit
Cost of goods sold decreased by $0.7 million, or 13.1%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease in cost of goods sold was primarily due to a reduction in cost per TriNav unit sold.
Gross profit increased by $1.9 million, or 7.2%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, and gross margin increased from 83.7% to 86.4% year over year. The increase in gross profit and gross margin was primarily due to an increase in TriNav units sold and a reduction in cost per TriNav unit.
Research and Development
R&D expenses decreased by $2.9 million, or 23.0%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to clinical trial expenses related to nelitolimod that did not recur during the nine months ended September 30, 2026 compared to prior year.
Sales and Marketing
Sales and marketing expenses increased by $8.8 million, or 42.6%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily due to increased investment in marketing and our sales organization expansion during the nine months ended September 30, 2026 compared to prior year.

General and Administrative Expenses
General and administrative expenses decreased by $1.8 million, or 10.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to lower professional services costs related to a decrease in legal and audit related expenses, partially offset by an increase in corporate headcount.
Interest Income
Interest income increased by $0.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was due to interest earned on a higher cash and cash equivalents balance during the nine months ended September 30, 2026 compared to prior year.
Interest Expense
Interest expense increased by $0.4 million or 9.6% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to interest on borrowings under the First Delayed Draw Term Loan that was only outstanding for a portion of the nine months ended September 30, 2025, and a slight increase in the effective interest rate and additional debt discount amortization for the lender fees incurred for the OrbiMed Fourth, Fifth, and Sixth Amendments during the nine months ended September 30, 2026.
Change in Fair Value of SEPA, Warrant and Revenue Base Redemption Liabilities
The change in fair value of SEPA, warrant and revenue base redemption liabilities resulted in a gain of $5.8 million in the nine months ended September 30, 2026, compared to a loss of $4.1 million in the nine months ended September 30, 2025, a difference of $9.9 million. The change was primarily due to the decrease in the Company's warrant stock price during the nine months ended September 30, 2026 as compared to prior year.
Change in Fair Value of Contingent Earnout Liability
The change in fair value of contingent earnout liability resulted in a gain of $7.1 million for the nine months ended September 30, 2026 compared to a gain of $2.4 million for the nine months ended September 30, 2025. The change in the fair value of the contingent earnout liability during the period was primarily driven by the decrease in the Company's stock price.
Other Expense, Net
Other expense, net, decreased by $0.3 million of expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease in expense was primarily driven by the retirement of lease assets that did not recur during the nine months ended September 30, 2026.
Liquidity and Capital Resources
Overview
Since inception, we have incurred significant operating losses and expect to continue to incur operating losses for the foreseeable future due to the investments we will continue to make in R&D and sales and marketing, and due to additional general and administrative expenses we expect to incur as a public company. We incurred operating losses of $25.9 million and $23.7 million for the nine months ended September 30, 2026 and 2025, respectively. We had cash and cash equivalents of approximately $41.1 million and $20.4 million as of September 30, 2026 and December 31, 2025, respectively. Since inception, we have financed operations primarily through the issuance of and sales of common and preferred stock, convertible notes, term loans and proceeds from the exercise of warrants. We are still in our early stages of development and have yet to generate revenues sufficient to fund cash flows from operations. Our ability to fund future operations and execute our long-term business plan and strategy will require that we raise additional capital through the issuance of additional equity and/or debt. There can be no assurance that we will be able to raise such additional financing on satisfactory terms, if at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received.

On February 23, 2026 and February 25, 2026, we raised net proceeds of $42.6 million through a public offering of shares of our Common Stock, including the purchase of optional shares as per the Underwriting Agreement. On March 26, 2026, May 28, 2026, and September 29, 2026, we entered into the OrbiMed Fourth Amendment, OrbiMed Fifth Amendment, and OrbiMed Sixth Amendment, respectively, which reduced certain Product Revenue Base thresholds (see Note 9). As of September 30, 2026, we were in compliance with the Product Revenue Base requirement and no repayments were required.
Cash Flows
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table presents net cash from operating activities, investing activities and financing activities (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(21,884)	$(15,528)
Net cash used in investing activities	(313)	(797)
Net cash provided by financing activities	42,465	30,487
Net increase in cash, cash equivalents and restricted cash	$20,268	$14,162
Cash Used in Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $21.9 million. The net cash used in operating activities consisted of net loss of $16.5 million, adjusted for non-cash activity totaling $3.5 million, primarily related to gains on the change in the fair value of the contingent earnout liability and the fair value of the SEPA, warrant and revenue base redemption liabilities of $7.1 million and $5.8 million, respectively, partially offset by stock-based compensation of $7.9 million, depreciation of $0.4 million and amortization of debt issuance costs of $1.0 million. Net operating assets increased by $1.9 million, primarily due to increases in inventory, net and prepaid expenses and a decrease in accrued liabilities, partially offset by an increase in trade payables and a decrease in accounts receivable.
For the nine months ended September 30, 2025, net cash used in operating activities was $15.5 million. The net cash used in operating activities consisted of net loss of $29.5 million adjusted for non-cash activity totaling $11.3 million, primarily related to stock-based compensation of $6.9 million, a loss on the change in fair value of the SEPA, warrant and revenue base redemption liabilities of $4.1 million and debt expenses of $1.6 million related to paid-in-kind interest and amortization of debt issuance costs, partially offset by a gain on the change in fair value of the contingent earnout liability of $2.4 million. The change in net operating assets and liabilities decreased $2.6 million, due primarily to a decrease in prepaid expenses, inventory, net, and operating lease liabilities offset by an increase in trade payables and accrued liabilities and accounts receivable.
Cash Used in Investing Activities
Net cash used in investing activities of $0.3 million for the nine months ended September 30, 2026 was primarily due to purchases of property and equipment of $0.3 million.
Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2025 was primarily due to purchases of property and equipment of $0.9 million.
Cash Provided by Financing Activities
Net cash provided by financing activities of $42.5 million for the nine months ended September 30, 2026, consisted primarily of $42.6 million of net proceeds raised from the issuance of Common Stock through a public offering, $0.3 million in proceeds from the issuance of Common Stock through ESPP and $0.3 million in proceeds from the exercise of stock options, offset by $0.6 million of debt issuance costs.
Net cash provided by financing activities of $30.5 million for the nine months ended September 30, 2025, consisted primarily of $20.5 million, net of expenses, from the April 30, 2025 Private Placement and $9.5 million, net of expenses, from the First Delayed Draw under the OrbiMed Credit Agreement.

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
Contractual Obligations and Commitments
Our contractual obligations as of September 30, 2026, include lease obligations of approximately $1.8 million, reflecting the minimum commitments for our principal administrative and production facility, other office spaces and computers.
Pursuant to the Asset Purchase Agreement, dated July 31, 2020, between TriSalus and Dynavax, we have paid Dynavax $12.0 million as of September 30, 2026, and may be required to pay Dynavax up to an additional $170.0 million upon the achievement of certain development and regulatory milestones with respect to nelitolimod. We will also be required to pay up to $80.0 million upon achieving certain commercial milestones for nelitolimod. The Dynavax Agreement also obligates us to pay low double-digit royalties based on potential future net sales of product containing nelitolimod compound on a product-by-product and country-by-country basis during the applicable royalty term. Such royalties are subject to reduction by up to 50% in certain circumstances.
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
Critical Accounting Policies and Estimates
Our significant accounting policies and estimates are described in Note 2 to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2025. Also refer to Note 1, Nature Of Business And Basis Of Presentation, in this report. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2026, as compared to the critical accounting policies disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. While all of these significant accounting policies affect the reporting of our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require us to use a greater degree of judgment and/or estimation. Actual results may differ from those estimates. Additionally, changes in accounting estimates could occur in the future from period to period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable for a "smaller reporting company" as defined under Item 10(f)(1) of Regulation S-K of the Securities Act.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting previously identified, which continues to exist as of September 30, 2026, as discussed below. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at a level of reasonable assurance because management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2026, based upon the framework presented in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon our assessment, our management concluded that our internal control over financial reporting was not effective as of September 30, 2026, due to the material weakness discussed below.
Remediation of Previously Disclosed Material Weakness
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
During the nine months ended September 30, 2026, we have taken measures to address the material weakness identified in the 2025 Annual Report and enhance our internal control over financial reporting. We have:
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
•realigned existing personnel and added both internal and external personnel to strengthen management’s review and documentation over internal control over financial reporting; and
•engaged third-party consulting firm to review technical accounting matters.

As of September 30, 2026, one material weakness remains unremediated related to accounting for significant transactions. While management implemented revised processes and hired additional resources, sufficient time has not elapsed to demonstrate operating effectiveness. The material weakness will be considered remediated when the controls we have implemented operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will continue to monitor the effectiveness of the remediation plan and will make the changes it determines to be appropriate.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, other than the remediation actions described above, there were no changes to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Sixth Amendment to Credit Agreement by and among TriSalus Operating Life Sciences, Inc., TriSalus Life Sciences, Inc. and OrbiMed Royalty & Credit Opportunities IV, LP	Filed herewith
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
Filed herewith
32.1@	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
32.2@	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page (formatted as Inline XBRL and contained in Exhibit 101)
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

TriSalus Life Sciences, Inc.

By:	/s/ David Patience
	Name:	David Patience
	Title:	Chief Financial Officer
	Date:	November 10, 2026